Form 10QSB
period 1996-03-31
OMNI USA INC
filed 1996-05-13
CIK 846732

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

Commission File Number:  0-17493

                               OMNI U.S.A., INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                       88-0237223
- - --------------------------                 ---------------------------------
 (State of Incorporation)                  (IRS Employer Identification No.)

                     7502 Mesa Road, Houston, Texas  77028
                    ----------------------------------------
                    (Address of principal executive offices)

                                (713) 635-6331
                                ---------------
                          (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---



At May 1, 1996, there were 1,805,750 shares of common stock $.004995 par value outstanding.

                               OMNI U.S.A., INC.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                   Index to Consolidated Financial Statements
                   ------------------------------------------


Consolidated Balance Sheets -
 March 31, 1996 and June 30, 1995

Consolidated Statements of Operations
 For the Three Months and the Nine Months Ended March 31, 1996 and March 31,
1995

Consolidated Statements of Cash Flows
 For the Three Months and the Nine Months Ended March 31, 1996 and March 31,
1995

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,     JUNE 30,
ASSETS                                                    1996         1995
- - ------                                             -----------  -----------
CURRENT ASSETS
  Cash                                             $   293,475  $   153,146
  Accounts receivable, trade, net                      975,337      824,082
  Accounts receivable, other                            30,639       23,374
  Inventories                                        1,462,631      792,676
  Tooling advance                                      120,000      120,000
  Prepaid expenses                                     267,745       81,632
                                                   -----------  -----------
    TOTAL CURRENT ASSETS                             3,149,827    1,994,910
                                                   -----------  -----------
PROPERTY AND EQUIPMENT,
 net of accumulated depreciation and amortization      545,195      389,580
                                                   -----------  -----------
OTHER ASSETS
  Organizational costs                                  56,020       65,298
  Intangible assets, net of accumulated
   amortization                                        134,977      170,428
  Note receivable, affiliate                           853,397      853,397
  Prepaid royalties                                    199,376      199,376
    TOTAL OTHER ASSETS                               1,243,770    1,288,499
                                                   -----------  -----------
TOTAL ASSETS                                       $ 4,938,792  $ 3,672,989
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     900,710      685,319
  Accrued expenses                                     377,443      147,628
  Current portion of long-term debt                  1,274,866      183,330
                                                   -----------  -----------
    TOTAL CURRENT LIABILITIES                        2,553,019    1,016,277
                                                   -----------  -----------
LONG-TERM DEBT                                          36,700       31,476
                                                   -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                          100        1,986
  Common stock                                           9,020        7,781
  Equity contract notes                                918,304      918,304
  Additional paid-in capital                         4,366,169    4,327,608
  Retained earnings (deficit)                       (3,042,551)  (2,728,474)
  Foreign currency translation adjustment               98,031       98,031
                                                   -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY                       2,349,073    2,625,236
                                                   -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 4,938,792  $ 3,672,989
                                                   ===========  ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE    FOR THE     FOR THE      FOR THE
                                  THREE      THREE       NINE         NINE
                                 MONTHS     MONTHS      MONTHS       MONTHS
                                  ENDED      ENDED       ENDED        ENDED
                               MARCH 31,   MARCH 31,   MARCH 31,    MARCH 31,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
NET SALES                      $2,572,789  $3,246,914  $6,107,660  $7,965,056
                               ----------  ----------  ----------  ----------
COST OF SALES                   1,799,560  $2,552,817   4,362,619   5,887,864
                               ----------  ----------  ----------  ----------
  Gross profit                    773,229     694,097   1,745,041   2,077,192

OPERATING EXPENSES
  Selling, general and
   administrative expenses        722,172     634,750   2,015,617   2,073,633
    Operating income (loss)        51,057      59,347    (270,576)      3,559
                               ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
  Commission income                     -       9,012       3,985      13,430
  Interest expense                (37,397)     (3,230)    (46,924)    (15,113)
  Gain on sale of fixed
   assets                               -           -                  88,269
  Other, net                       22,453      36,955      67,061      84,549
                               ----------  ----------  ----------  ----------
    Total other income
     (expense)                    (14,944)     42,737      24,122     171,135
                               ----------  ----------  ----------  ----------
NET INCOME (LOSS)              $   36,113  $  102,084  $ (246,454) $  174,694
                               ==========  ==========  ==========  ==========
NET INCOME (LOSS) PER COMMON
 SHARE                         $     0.01  $     0.03  $    (0.16) $     0.05
                               ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      2,711,100   2,652,416   1,837,062   2,625,737
                               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE    FOR THE     FOR THE      FOR THE
                                                                                  THREE      THREE       NINE         NINE
                                                                                 MONTHS     MONTHS      MONTHS       MONTHS
                                                                                  ENDED      ENDED       ENDED        ENDED
                                                                               MARCH 31,   MARCH 31,   MARCH 31,    MARCH 31,
                                                                                 1996        1995        1996         1995
                                                                               ----------  ----------  ----------  ----------
Cash flows from operating activities:
Net income (loss)                                                              $   36,113  $  102,084  $ (246,453) $  174,694
Depreciation and amortization                                                      38,134      48,700     130,984     144,570
Gain on sale of fixed assets                                                                        -           -     (88,269)
Changes in operating assets and liabilities                                       231,143     (16,524)    499,843    (390,155)
                                                                               ----------  ----------  ----------  ----------
Net Cash Provided (Used) by Operating Activities                                  305,390     134,260     384,374    (159,160)
                                                                               ==========  ==========  ==========  ==========
Cash flows from investing activities:
Capital expenditures                                                              (53,987)   (134,808)   (249,269)   (135,777)
Proceeds from sale of fixed assets                                                      -           -           -      88,269
                                                                               ----------  ----------  ----------  ----------
Net Cash Provided (Used) by Investing Activities)                                 (53,987)   (134,808)   (249,269)    (47,508)
                                                                               ==========  ==========  ==========  ==========
Cash flows from financing activities:
Proceeds from equity issuances                                                          -                       -     200,000
Changes in long-term debt                                                          (9,491)    (17,251)      5,224     (71,213)
                                                                               ----------  ----------  ----------  ----------
Net Cash Provided (Used) by Financing Activities                                   (9,491)    (17,251)      5,224     128,787
                                                                               ==========  ==========  ==========  ==========
Net Change in Cash During the Period                                              241,912     (17,799)    140,329     (77,881)
Cash at Beginning of the Period                                                    51,563     125,388     153,146     185,470
                                                                               ----------  ----------  ----------  ----------
Cash at End of the Period                                                      $  293,475  $  107,589  $  293,475  $  107,589
                                                                               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                        OMNI USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 1996, and the results of their operations and cash flows for the three month periods and the nine month periods ended March 31, 1996, and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted income (loss) per share are based on the weighted average number of shares of common stock outstanding. In the three month period ended March 31, 1996 and for the three month and the nine month periods ended March 31, 1995, the Company had common stock equivalents including assumed conversion of Series A Preferred Stock (188,600 common share equivalents), Series B Preferred Stock (600,000 common share equivalents) and equity contract notes (306,101 common share equivalents). For all other periods presented, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted income (loss) per share. Income (loss) per share is calculated after a provision for interest (dividends) on equity contract notes.

3. Interest paid on debt for the three months ended March 31, 1996, and 1995, was $37,397 and $3,230, respectively. Interest paid on debt for the nine months ended March 31, 1996 and 1995, was $46,924 and $15,113, respectively. No interest was paid on equity contract notes for the three months or the nine months ended March 31, 1996, and 1995. No income taxes were paid during the three months or the nine months ended March 31, 1996, and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Form 10-KSB, a copy of which may be obtained by writing to the Public Relations Department, Omni U.S.A., Inc., 7502 Mesa Road, Houston, Texas 77028.

Liquidity and Capital Resources

     The Company's working capital was $596,807 as of March 31, 1996, a decrease of about $381,825 from June 30, 1995. The majority of this decrease ($250,000 or 65.5%) is attributed to a customers prepayment for product which is being developed specifically for this customer and a net loss for the nine months ended March 31, 1996. Working capital and the current ratio of 1.2 at March 31, 1996, were approximately the same as at December 31, 1995. The current ratio as of June 30, 1995 was 2.0.

     The cash balance was $293,475 as of March 31, 1996, an increase of approximately $140,000 compared with June 30, 1995. This increase in cash is attributed to a working line of credit acquired by the Company in January 1996. Accounts receivable at March 31, 1996, increased approximately $259,000 compared to December 31, 1995, and the average collection period was 34 days for the quarter ended March 31, 1996, and 44 days for the nine months ended March 31, 1996. The average collection period was about 17 days for the quarter and 21 days for the nine months ended March 31, 1995. This increase in the average collection period is primarily due to extended terms offered to customers. Inventories were $1,462,631 as of March 31, 1996, which represent about 74 days cost of sales. The Company has increased inventory levels in order to meet the traditionally high fourth quarter demand.

    Prepaid expenses increased approximately $186,000 as of March 31, 1996, as compared to June 30, 1995. This increase is primarily due to purchases of equipment ($52,000) and a one time land payment ($72,000) made by Shanghai Omni Gear Co., Ltd. The land payment will be amortized over the life of the facility lease. Other prepaid expenses include $13,500 for promotions, $5,000 for trademark registrations, and $22,000 in connection with establishing the Company's working capital line of credit.

     In January 1996, the Company began utilizing a working capital credit facility with a credit line of $1,500,000. At the end of March 31, 1996, the balance drawn under this facility was approximately $1,000,000. On April 1, 1996, the Company consolidated the operations of Omni Resources, Ltd. A Hong Kong public accounting firm was engaged to handle order processing for the Company's foreign customers, while domestic customers will be processed by the Company. The Company anticipates maintaining customer service while experiencing a reduction of selling, general and administrative expenses as a result of the consolidation.

     The Company believes that it has adequate capital resources to meet its working capital requirements for the foreseeable future.

Results of Operations - Results for Quarter Ended March 31, 1996 Compared with Quarter Ended March 31, 1995

    During the quarter ended March 31, 1996, the Company had net income of $36,113 ($0.01 per share) compared with net income of $102,084 ($0.03 per share) for the quarter ended March 31, 1995. The decrease in sales was offset, in part, by an increase of 11% in gross profits for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995.

    Consolidated net sales were about $2,573,000 for the third quarter ended March 31, 1996, a decrease of 26% from net sales of about $3,247,000 for the quarter ended March 31, 1995. The Company's active domestic customer base for the quarters ending March 31, 1996, and March 31, 1995, consisted of approximately one hundred customers. During the quarters ending March 31, 1996, and March 31, 1995, the top six customers accounted for 58% and 59% of total domestic sales, respectively.

    Gross profit was $773,229 for the quarter ended March 31, 1996, compared with $694,097 for the quarter ended March 31, 1995. Gross profit margin as a percentage of sales increased from 21% for the quarter ended March 31, 1995, to 30% for the quarter ended March 31, 1996. This increase is due to price increases on certain product lines. In addition, the quarter ending March 31, 1996, had a favorable product mix with higher margin products representing the majority of the sales.

    Selling, general and administrative expenses were $722,172 and $634,750 for the quarters ending March 31, 1996, and March 31, 1995, respectively. This represents an increase of $87,422 or 14%. This change is attributed to an increase of $195,000 at the Shanghai Omni Gear facility offset by decreases of $108,000 for the other Omni facilities. The Shanghai Omni Gear increase is mostly attributed to salaries, rent and other operating expenses. Additionally, much of Shanghai Omni Gear's expenses during the quarter ended March 31, 1995, were capitalized as start up organizational costs, whereas, in the quarter ended March 31, 1996, all operating costs were expensed.

    Other income includes, primarily, interest receivable of about $17,000 on the note receivable from Daniel Development Company dated June 30, 1994.

Results of Operations - Results for Nine Months Ended March 31, 1996 Compared with Nine Months Ended March 31, 1995

    The Company had net loss of $246,454 ($0.16 per share) for the nine months ended March 31, 1996, compared with net income for the nine months ended March 31, 1995 of $174,694 ($0.05 per share). The gross profit was about $332,151 lower in the nine months ended March 31, 1996, compared with the nine months ended March 31, 1995, and selling, general and administrative expenses decreased by about $58,000 for the same period.

    Consolidated net sales were about $6,107,660 for the nine months ended March 31, 1996, a decrease of 23% from net sales of about $7,965,056 for the nine months ended March 31, 1995. The Company had 130 active domestic customers for the nine months ended March 31, 1996. The top six domestic customers accounted for approximately $2,533,000 in sales, or 50% of total domestic sales of $5,052,000. In contrast, during the nine months ended March 31, 1995, the top six domestic customers accounted for approximately $3,938,000 in domestic sales or 38% of total domestic sales of $6,348,000.

    The gross profit as a percentage of sales was 29% for the nine months ended March 31, 1996, compared with 26% for the nine months ended March 31, 1995. This increase in profit margin is due to a more favorable product margin mix.

    Selling, general and administrative expenses decreased by about $58,000 in the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995. This change is attributed to an increase of approximately $459,000 at the Shanghai Omni Gear facility offset by decreases of approximately $514,000 for the other Omni facilities. The Shanghai Omni Gear increase is mostly attributed to employee compensation, rent and other operating expenses. Additionally, much of Shanghai Omni Gear's expenses during the nine months ended March 31, 1995, were capitalized as start up organizational cost, whereas in the nine months ended March 31, 1996, all operating costs were expensed. Selling, general and administrative expenses as a percent of sales were 33% of net sales for the nine months ended March 31, 1996, compared to 26% for the nine months ended March 1995. The 7% increase is primarily due to lower sales in the nine months ending March 31, 1996.

    In September 1994, the Hong Kong subsidiary sold its lease rights and leasehold improvements in its Shanghai office to a third party company for $88,269. The leasehold improvements had been amortized to zero. The Company has relocated its Shanghai office to the manufacturing facility in Shanghai.

    Other income includes primarily interest receivable of about $51,000 on the note receivable from Daniel Development Company dated June 30, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  There have been no material changes from the disclosure in the Company's Form 10-QSB for the second quarter ended December 31, 1995.

Item 2.  Change in Securities.

        Not applicable.

Item 3.  Defaults Upon Senior Securities.

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K.

  February 2, 1996 - Resignation of Mr. Edward L. Daniel as Chairman, Director and Officer of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMNI U.S.A., INC.

Date:  May 3, 1996
                                                  By: /s/  Jeffrey Daniel
                                                     ________________________
                                                     Jeffrey Daniel
                                                     Chief Executive Officer
                                                     President and Secretary



                                                  By: /s/  Ruben Lebron
                                                     _________________________
                                                     Ruben LeBron
                                                     Chief Accounting Officer