Form 10KSB
period 1996-06-30
OMNI USA INC
filed 1996-10-15
CIK 846732

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                                 ANNUAL REPORT

    PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                       COMMISSION FILE NUMBER:  0-17493


                               OMNI U.S.A., INC.
                               -----------------
                             (Name of Registrant)

          NEVADA                                       88-0237223
          ------                                       ----------
 (State of Incorporation)                   (IRS Employer Identification No.)

                     7502 MESA ROAD, HOUSTON, TEXAS  77028
                     -------------------------------------
                   (Address of principal executive offices)


                  Issuer's telephone number:  (713) 635-6331
          Securities registered pursuant to Section 12(g) of the Act:


                        COMMON STOCK $.004995 PAR VALUE
                        -------------------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(g) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days .

                               YES   X   NO ___
                                    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $10,386,524.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 23, 1996 was approximately $3,149,660 based on quoted sales on NASDAQ on such date.

     The number of shares of the Registrant's common stock outstanding as of September 23, 1996 was 1,821,983.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Overview

     History of the Company. The Company, through its wholly-owned subsidiary Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), designs, develops and distributes power transmissions (also known as "gearboxes" or "enclosed gear drives") for use in agricultural, industrial, "off-highway" and construction equipment, and towing and trailer products, which include jacks and couplers used in a variety of trailers. The Company's products are distributed to original equipment manufacturers and distributors in North America and in several foreign countries including Mexico, Canada, Australia, New Zealand, South Africa and Thailand. Omni began procuring the manufacture of its products by Chinese manufacturers in China in 1980, and since 1986 substantially all of Omni's products have been manufactured in China.

     Omni-Washington, the Company's primary operating subsidiary, was incorporated in 1961 by Edward L. Daniel as "Western Marketing Affiliates". In 1974, Omni-Washington began distributing power transmissions in the U.S., and later established foreign ventures in which Omni-Washington held a majority ownership interest to distribute its products in certain foreign markets: Omni Resources, Ltd., a Hong Kong company ("Omni Resources") distributes Omni products in North America and Australia, and Omni Japan, Inc., a Japanese import-export corporation ("Omni Japan") manufactured and sold goods similar to those of Omni-Washington. In 1988, Omni-Washington acquired the outstanding minority ownership interest in each of Omni Resources and Omni Japan and thereafter operated them as wholly owned subsidiaries. Omni-Japan was dissolved in 1992; Omni Resources continues to operate as a wholly owned subsidiary of the Company.

     On November 25, 1988 (effective July 1, 1988), Edward L. Daniel exchanged all of the outstanding stock of Omni-Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5 % interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company") and continued and expanded the business historically conducted by Omni-Washington. Omni's Common Stock began trading on the over-the-counter market on November 1, 1988, and since August 13, 1991, Omni's Common Stock has been listed on the NASDAQ SmallCap Market.

     The Company's strategy is to develop its power transmission and towing products. The Company's objectives are: (i) expansion of the Company's planetary drive product line and acquisition and development of a greater share of its market, which should increase the Company's overall margins and profitability; (ii) acquisition and development of new product lines or new markets consistent with the Company's current product mix; and (iii) continued expansion of the Company's wholly owned manufacturing facility in Shanghai, China, to enhance the Company's control over production.

     In December 1994, Omni Resources formed a "Cooperative Joint Venture Limited Liability Company" to be known as "Shanghai Omni Gear Co., Ltd." ("Omni Gear" or the "Joint Venture") with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of the manufacture and sale of planetary and industrial gear drives.

     Omni Gear was formed in accordance with the Law of the People's Republic of China on Co-operative Joint Ventures, and its activities are governed by all laws, decrees, rules and regulations of the People's Republic of China, including, but not limited to, labor and employment, tax, foreign exchange and insurance laws and regulations. Omni Gear is also obligated to contribute five percent of its after-tax profits per year, up to a maximum of 50% of the registered capital of Omni Gear (or $1,312,500) to a reserve fund, enterprise development fund and welfare fund for staff and workers. Omni Gear is entitled to apply for various preferential tax treatments to exporters and technologically-advanced joint ventures as well as those available to joint ventures with foreign investors, and is eligible for exemption from custom duties, value added tax and other levies on machinery, equipment and other imported items constituting capital contributions.

     The Chinese manufacturer contributed to the Joint Venture the use of land and factory space in its manufacturing complex under a 30-year facilities lease; Omni Resources agreed to contribute an aggregate of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility, and, as of the date hereof, has contributed approximately $1,565,000 to the Joint Venture. Omni Resources controls Omni Gear, as it appoints a majority of Omni Gear's Board of Directors and also appoints the General Manager of the Joint Venture. The Chinese manufacturer has a single representative on Omni Gear's Board of Directors and does not participate in the profits of Omni Gear, its only return from Omni Gear being a rental fee from the facilities lease of approximately $19,000 to $20,000 per month. The Joint Venture is conducted through a "limited liability company," the Articles of Association of which provide that each joint venturer's liability for the obligations of the Joint Venture is limited to such joint venturer's investment. The Joint Venture has a thirty-year term, which can be extended for an additional ten years by consent of the joint venturers. The Joint Venture may be liquidated in the event of either party's failure to perform its obligations under the Joint Venture or organizational documents.

     Since formation, the objective of Omni Gear has been to increase production of the Company's planetary drive product line. Currently, the facility is being used for assembly of three planetary drive products and to inspect drives produced in other manufacturing facilities. There are 65 persons employed by the Joint Venture, and additional employees will be added as the facility is developed. Highly skilled labor is abundant in Shanghai, and a core staff, including American and Chinese engineers, provides additional planning and development of the Omni Gear facility. Omni Gear will continue to emphasize production of planetary drive products.

     According to the Joint Venture Agreement, failure of the Company to contribute the funds to the Joint Venture in a timely manner could result in a maximum penalty of 3% of the overdue amount plus the direct losses of the other party as a result of the Company's default and the possible dissolution of the Joint Venture. The capital contributions by Omni will be completed as mutually agreed to by the parties, but must be completed prior to the expiration of the
two-year limit imposed by Chinese law.   While the Company intends to contribute
capital in a timely manner, Chinese regulations provide that the failure to contribute capital in a timely manner results in the automatic termination of the Joint Venture.

     The Company has been funding the Joint Venture with internally generated funds, financing of equipment, and is considering other alternatives to finance further investment in the Joint Venture and development of the facility.

     Products

     Power Transmissions. Power transmissions (also known as "enclosed gear drives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. As a percentage of revenues, Omni's power transmissions are its most significant product, representing approximately 92% and 90% of Omni's revenues in fiscal years 1995 and 1996, respectively. The Company expects sales from those products to continue to represent the largest portion of Omni's revenues for the foreseeable future.

     Although Omni distributes power transmissions for numerous applications and purposes, the majority of its sales revenues are derived from sales of power transmissions manufactured for three distinct applications:

     Agricultural equipment. Omni distributes power transmissions with capacities ranging from 30 to 120 horsepower for use in agricultural equipment, including post hole diggers, which are accessories attached to tractors used to dig post holes; rotary cutters, which are large, heavy duty "mowers" for use in agriculture and highway right-of-way and recreational area maintenance; and grain augers, which deliver grain to the top of grain silos. These applications require transmissions that effectively transmit horsepower, as opposed to torque. Transmissions manufactured for such applications typically employ only a few gears and Omni therefore typically refers to power transmissions for the applications as "simple" gearboxes.

     Irrigation systems. Omni is also a major supplier of "simple" gearboxes for "center pivot" irrigation systems, which dispense water through a system of pipes and sprinklers mounted in wheel-driven towers revolving around a central well and irrigating fields of up to one mile in diameter.

     Construction, off-highway, industrial and utility equipment. Omni also manufactures and distributes "planetary drive" power transmissions for use in construction, "off-highway" (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary drive power transmissions utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds are needed. Sales of planetary drive power transmissions accounted for approximately 14.4% of Omni's sales in 1996. The Company believes that it can significantly expand its share of the market of planetary drives, and the Company's goal of increased production of these products is a primary factor in the Company's decision to establish a manufacturing facility in
     China.   The Company has also entered into a distribution agreement for its planetary drives.  See "Distribution, Sales and Marketing."

     Omni currently distributes a standard product line of over 30,000 gearbox configurations. Omni also maintains a broad inventory of power transmission component parts, enabling it to produce custom-designed power transmissions without extensive product development and retooling time.

     Towing Equipment. Omni's towing products consist of jacks, which are leveling and lifting mechanisms installed on a wide variety of recreational, utility, and agricultural trailers and equipment ranging from horse, livestock, and boat trailers and including trailers designed to haul heavy utility and farm equipment, and couplers, which are mechanisms installed on the tongue of the trailer that connect the trailer to the hitch of the towing vehicle. Omni currently manufactures over 30 different styles of jacks with capacities ranging from 1,000 lbs. to 7,500 lbs., including a "modular" jack system which enables Omni to quickly design and manufacture a custom jack product by attaching different modules to a jack to accommodate unique applications. As a percentage of revenues, towing components represented approximately 8% and 10%, respectively, of Omni's net sales in fiscal years 1995 and 1996.

     New Products. The Company continues to expand and improve its products and their application. Currently, the Company is designing additional agricultural gear drive products including gear drives for golf course grooming mowers, fertilizer spreaders, roto-tillers and other irrigation applications.

     Product Manufacturing

     Current Manufacturing Arrangements. Currently, a majority of the Company's gearbox products are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers located in metropolitan Shanghai and in Yantai, some of whom the Company has been doing business with for over 16 years using components supplied by numerous suppliers and manufacturers. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future; however, the Company has no "agreement" or "contract" with any of these manufacturers for the manufacture and supply of its products on specific or definite terms, although the Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through informal negotiation. The Company believes that it has established solid working relationships with each of these factories, which relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms. The Company's towing products are assembled in China, assembled and inspected at the Omni Gear facility and in Houston, using components manufactured in several countries.

     Availability of Raw Materials and Components. Product components and raw materials are currently purchased from numerous suppliers in China, selected by the Company on the basis of available production capacity, reputation for quality, and relative costs. The Company believes that there are sufficient supplies of raw materials and components in China to meet its needs for the foreseeable future, and the Company's suppliers have generally been able to meet the Company's specifications and schedules. However, in the few instances in which resources of sufficient quality have not been available in China, the Company has generally encountered little difficulty in locating substitutes outside China and importing them for production. Based on the number of potential suppliers in China, the Company does not believe that the loss of any supplier would have a material adverse effect on the Company.

     Manufacturing Capacity. The Company believes that the manufacturers that it currently employs possess sufficient excess production capacity to meet the Company's production requirements for the foreseeable future. Based on the number of potential manufacturers in China and excess capacity of manufacturers currently in use, the Company does not believe that the loss of services of any single manufacturer would have a material adverse effect on the Company.

     Distribution, Sales and Marketing

     Distribution. Omni distributes its products primarily to distributors, dealers and original equipment manufacturers. Most of the Company's North American customers typically purchase Omni products from Omni's inventories; sales to these customers are made by Omni-Washington. Omni Resources, on the other hand, ships products directly from the factory to customers located primarily in Australia and Japan; or to other customers that purchase entire containers or production runs of Omni products. Accordingly, sales are divided between Omni-Washington and Omni Resources on the basis of location of the customer and size of the orders, with the majority of the sales made in the United States. Omni-Washington's sales increased by approximately 4% from 1995 to 1996, a total increase of $326,690. Net sales by Omni Resources decreased by about $790,615, approximately 4% over fiscal 1995 sales. Net sales of Omni-Washington represents approximately 87% and 80% of consolidated net sales with Omni Resources representing approximately 13% and 20% in 1996 and 1995, respectively, of the Company's sales.

     On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distributor of winches and planetary gear drives located in Broken Arrow, Oklahoma. Under the terms of the Agreement, PACCAR will market and distribute throughout the world (except Japan and China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. Omni retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. While the agreement restricts the Company's ability to develop its own markets for its products in the territory assigned to PACCAR, it gives the Company immediate access to an established distribution network.

     Sales. Omni considers its overall customer base to be relatively stable, with little significant variation from year to year. In 1996, the Company's top ten customers represented 58% of the Company's net sales volume. The Company's two largest customers, which serve different markets, represented 33% of net sales.

     The Company's sales are influenced by a variety of seasonal, economic and climatic factors affecting its customers, many of which are difficult to predict. Since a large proportion of the Company's products are utilized in the agriculture industry, the Company's sales are lower during the fall and winter months while farming and ranching activity is slower. Drought, flooding, commodity prices, government subsidies and U.S. Agricultural Department policies that affect farmers also impact demand for the Company's products. The Company believes that the seasonality in its sales will become less pronounced as it increases its market share for products that are incorporated into construction, off-highway and utility equipment.

     The Company does not currently hold any government contracts, nor does it sell more than an insignificant portion of its products to any governmental agency. Accordingly, none of its contracts and subcontracts or purchase orders are subject to governmental renegotiation or cancellation.

     Marketing. Power transmissions are usually manufactured according to customers' specific applications and specifications. Because incorporating a power transmission manufactured by a different supplier may require changes in product design or expensive retooling, customers often do not replace a current supplier's product with a standard product of another manufacturer and therefore do not frequently change suppliers of power transmissions. Accordingly, while Omni regularly solicits additional sales from existing customers, a large portion of its sales are made to existing customers with minimal marketing effort.

     With respect to new business, Omni distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, Omni has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Omni engineers are often required to consult with prospective customers, and assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Omni engineers continue to consult with the customer on product improvements and modifications.


     Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,692,000 in inventory in its Houston warehouse. Additionally the Company has access to products located in bonded warehouses and vendor facilities that approximate $1,100,000. The Company forecasts sales 18 months in advance, and maintains a four month "rolling" production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory.

     As of June 30, 1996, the amount of the Company's backlog believed to represent firm orders was approximately $6,000,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with "blanket" purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order for products maintained in inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often by shipped in a few days; and custom products requiring extensive design and retooling for production can require a production schedule of up to six months. The Company expects that it will be able to fill all orders constituting the current backlog within six months.

     Competition. The power transmission market is supplied by numerous American and foreign manufacturers, ranging from conglomerates that distribute broad product lines to customers around the world, to small manufacturers that produce a limited number of products for specific applications to limited markets. Accordingly, the "market" for power transmissions is difficult to define. Omni therefore identifies its competition according to specific products, rather than power transmissions in general.

     In sales of power transmissions for agricultural equipment (referred to by some manufacturers as the "tractor-powered implement market"), Omni competes with a number of U.S. and foreign companies, including Comer Sp.A. and Bondioli & Pavesi, each of which are Italian companies, and Curtis Machine, Inc., I. T. G., Inc., Superior Gearbox Mfg., Inc., and Hub City (a division of Regal-Beloit Corporation), all of which are American companies. While published statistics of the size of the market are not readily available, Omni estimates, based upon publicly available information regarding its competitors, that it has a 60% share of the North American market for right-angle gearboxes for rotary cutters, and a 60% market share in posthole digger gearboxes in North America.

     Omni believes that it holds approximately 30% of the market for gearboxes for center pivot irrigation systems. Omni's most significant competitors in the marketplace are Durst (a division of Regal-Beloit Corporation) and Universal Motion Components.

     Omni estimates that the market for planetary gearboxes with torque capacities that Omni can currently supply are approximately $50,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. The Company's sales of planetary gearboxes exceeded $1,400,000 in fiscal year 1996, and the Company believes that it can increase its share of this market in the future since demand for construction and off-highway equipment continues to be strong, and the Company, as a low-priced competitor, can usually capture a portion of any new market that it enters.

     Omni's most important competitive advantage is its competitive pricing afforded by inexpensive Chinese labor and manufacturing costs. Omni believes that it is competitive in its industry with respect to warranty and return matters, payment terms, and product quality.

     Other

     Employment. The Company currently employs 85 persons worldwide, 65 of which are employed by the Joint Venture in China. The Company employs three executives, seven managers, and five engineers. None of the Company's employees are currently unionized or attempting to unionize. Management believes its relations with its employees are good.

     Research and Development. The Company routinely redesigns products to meet new customer specifications or applications and makes refinements in product manufacturing processes and product quality. The Company has not traditionally capitalized expenses related to these activities, but has identified them as "research and development expenses", and they are usually reflected in the Company's financial statements as part of operating expenses.

     Intangible Properties. The Company manufactures, advertises and sells its products under numerous trademarks. Omnia, Omni USAa and Omni GearO trademarks are the primary marks under which the Company's products are sold. The Company also owns other trademarks under which gearbox products are sold such as RC-20a, RC-30a, RC-51a, RC-61a, RC-61Ta, RC-65Ta, RC-71a, RC-81a, RC-91a, RC-110a, RCD-
101a, PHD-26HDa, PHD-50Aa, PHD-75a, IR-15a, IR-50a, OFD-50a, RC-130O and RC-25O. Management believes that the Company's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business. The Company is not dependent on any one such trademark. The Company vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

     Environmental Matters. The Company is not a party to any legal or regulatory proceedings seeking to impose liability or responsibility for any environmental damages or violations of any environmental laws or regulations, nor is it aware of any circumstances in which its activities in China or in the United States have created any basis for any environmental liability or responsibility for damages.

     Government Regulation. The Company is not subject to governmental regulations other than those that typically apply to businesses importing foreign manufactured goods into the United States and other countries, such as customs laws and regulations. The Joint Venture is subject to certain Chinese laws and regulations governing labor and employment, taxation, insurance, foreign exchange, and other business matters, but the Company does not regard these laws and regulations as significantly different in form or effect than those that apply to the Company generally.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently leases facilities located in Houston, Texas, Japan and China.

     The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center for products imported and distributed for its own account. The Houston facility is leased from Daniel Development Corporation, a limited partnership controlled by Edward L. Daniel on a long-term lease expiring in 1999 at a rate of $10,000 per month. In June, 1994, the Company acquired an option to purchase the facility for certain securities of the Company. (See Item 12 - Certain Relationships and Related Transactions).

     Pursuant to the Articles of Association and Joint Venture Agreement establishing the Joint Venture, the Joint Venture leases a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease, with lease payments as of January 1, 1996, of approximately $19,000 to $20,000 per month. The existing space is sufficient for the activities currently conducted there, and the Company may acquire additional space in the complex as it expands its operations. The Company recently sold its leasehold interest for office space in Shanghai and has moved its offices into the manufacturing complex.

     The Company believes that its facilities are adequate for its needs in the foreseeable future. In the event that any of the facilities became unavailable for use by the Company for any reason, the Company believes that alternative facilities are available on terms and conditions acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims, including product liability claims, arising in the ordinary course of business and, from time to time, is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such
matters are either   adequately covered by insurance or are not expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company for the quarter ended June 30, 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

     The following table sets forth in the periods indicated the range of high and low sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market:


       Quarter Ending                   High                   Low
       --------------                   ----                   ---

          09/30/94                     $5.00                  $3.13

          12/31/94                      6.37                   2.38

          03/31/95                      4.25                   2.88

          06/30/95                      4.00                   3.00

          09/30/95                      3.81                   2.13

          12/31/95                      3.25                   1.25

          03/31/96                      2.00                   1.31

          06/30/96                      3.38                   1.06


          As of September 23, 1996, the last reported sale of the Company's Common Stock was $2.25 per share. As of September 23, 1996, there were approximately 676 holders of record of the Company's Common Stock.

          The Company has never paid cash dividends on its Common Stock. The Company has a cumulative deficit of $2,942,176 as of June 30, 1996; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future. The terms of the Company's Series B Preferred Stock prohibit payment of dividends on Common Stock until the Company has made provision for payment of dividends in respect of those securities.

          Interest paid in respect of the Company's Equity Contract Notes is classified as dividends on the Company's financial statements. The Company recorded such dividends in the amount of $63,700 in 1995 and $73,464 in 1996. The Company paid dividends of $25,125 on preferred stock during the year ended June 30, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Liquidity and Capital Resources. At June 30, 1996, the Company had cash of $494,681 and working capital of $441,013, as compared with a cash balance of $153,146 and working capital of $978,633 at June 30, 1995. The working capital decrease of $537,620 during 1996 resulted primarily from the Company's purchase of property and equipment for Shanghai Omni Gear of approximately $446,000 and payments on long-term debt of approximately $74,000. These uses of working capital were funded from drawings under the Company's revolving credit facility and through increases in accounts payable, primarily to selected vendors.

          Trade accounts receivable increased $876,671 to a balance of $1,700,753 at June 30, 1996, from $824,082 at June 30, 1995. This increase was attributable to a significant increase in sales volume during the Company's fourth quarter and an increase in average days outstanding.

          Inventory levels increased $967,967 or 122.1% from the year ended June 30, 1995, to the year ended June 30, 1996. The primary reason for this inventory increase was due to the purchase of inventory previously held in bonded warehouses as a result of new payment terms with a vendor.

          The Company believes that between its access to the revolving credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements and known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures.

            Results of Operations

          Fiscal year ended June 30, 1996, compared to fiscal year ended June 30, 1995. The Company recorded a consolidated net loss of $115,113 ($.12 loss per share after $73,464 provision for interest (dividends) on equity contract notes and $25,125 in preferred stock dividends) for the fiscal year ended June 30, 1996. The Company incurred additional selling, general and administrative expenses of $653,242 related to the Omni Gear manufacturing facility.

          Net sales for the year decreased by $463,925 or 4.3%. Sales for 1996 and 1995 were $10,386,524 and $10,850,449 respectively. Omni's major business continues to be power transmissions and towing products. In fiscal 1996, power transmission business represented 90% of total sales. Differing product mix saw a 1.8% increase in gross margin, when compared with fiscal 1995. Management intends to improve margins through cost control measures and price increases, where appropriate.

          Selling, general and administrative expenses increased by $232,715 or 8.6%, from 1995 to 1996. Selling, general, and administrative expenses represented 28% of net sales in 1996 compared to 25% of net sales in 1995. The following are significant increases in selling general and administrative expenses expressed in dollars and percent increase over fiscal 1995: wages ($165,357 or 15.9%), rent ($66,677 or 33.9%), inventory storage ($20,878 or
90.7%), all other ($52,357 or 7.8%). Significant decreases occurred in the following categories: professional services ($189,943 or 48.6%), travel ($94,472 or 39.7%), warranty expense ($23,412 or 51.7%).


          Interest expense increased by $76,697 in 1996 compared to 1995, primarily because of interest paid on the company's working capital credit line. Interest incurred with respect to the Equity Contract Notes, which is treated as a dividend on the Company's financial statements, was $73,464 in 1996, compared with $63,700 in 1995.

          Fiscal year ended June 30, 1995 compared to fiscal year ended June 30, 1994. The Company recorded a consolidated net profit of $48,203 ($.01 loss per share after $63,700 provision for interest (dividend) on equity contract note) in fiscal 1995 which was a $152,504 improvement over the loss of $104,301 ($0.26 per share) in fiscal year 1994. Net income was negatively impacted by $220,498 that was charged to expense for the fiscal year ended June 30, 1995, related to costs attributable to the Company's registration with the Securities and Exchange Commission of certain securities by certain shareholders pursuant to mandatory registration rights granted in a private placements previously conducted in 1993. This return to profit in 1995 is attributed to considerable improvements in not only the management of business activity but in continued commitment of management to power transmission and towing products. Substantial productivity improvements have resulted from the implementation of new financial software which resulted in improved cost and inventory controls.

          Net sales for the year increased by $242,914 or 2.3%. Sales for 1995 and 1994 were $10,850,449 and $10,607,535 respectively. Omni's major business continues to be power transmissions and towing products. In fiscal 1995, power transmission business represented 92% of total sales. Differing product mix saw a 1.4% decrease in gross margin, when compared with fiscal 1994. Management believes that it has corrected this margin decrease with price increases and cost reductions.

          Selling, general and administrative expenses decreased by $355,729 or 11.6%, from 1994 to 1995, and represented 25% of net sales in 1995 as compared to 29% of net sales in 1994, as the Company continues to realize benefits from the aforementioned restructuring and cost control measures. Travel expenses were reduced by approximately $87,000, or 27.5%, from 1994. Cost of warehousing inventory was reduced by approximately $76,000 or 76.8%; maintenance and repair expenses were reduced approximately $28,000; scrap was reduced approximately $34,000; depreciation was reduced by approximately $75,000 due to fixed assets retiring; and a new emphasis on Accounts Receivable collections reduced bad debt expense by approximately $38,000.

          Interest expense decreased by approximately $12,000 in 1995 compared to 1994 as a result of lower average debt for the year, and interest incurred with respect to the Equity Contract Notes, which is treated as a dividend on the Company's financial statements, was $63,700 in 1995, compared with $211,264 in 1994.

ITEM 7.  FINANCIAL STATEMENTS



                      OMNI U.S.A., INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995

                           Harper & Pearson Company
                           One Riverway, Suite 1000
                             Houston, Texas  77056



                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As more fully discussed in the notes to the consolidated financial statements, the Company has significant transactions with related entities.


September 25, 1996 (except for Note 21, the date of which is October 4, 1996)



                            HARPER & PEARSON COMPANY

                      OMNI U.S.A., INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS JUNE 30, 1996 AND 1995

                                    ASSETS

                                                         1996              1995
                                               --------------     -------------
CURRENT ASSETS
  Cash                                         $        494,681   $     153,146
  Accounts receivable, trade, net                     1,700,753         824,082
  Accounts receivable, related parties                   86,808          23,374
  Inventories                                         1,760,643         792,676
  Tooling advance                                       120,000         120,000
  Prepaid expenses                                      198,360          81,632
                                               ----------------    ------------

          TOTAL CURRENT ASSETS                        4,361,245       1,994,910
                                               ----------------    ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization             762,541         389,580
                                               ----------------   -------------

OTHER ASSETS
  Organizational cost                                    51,195          65,298
  Intangible assets                                     132,600         170,428
  Note receivable, affiliate                            853,397         853,397
  Prepaid royalties                                     199,376         199,376
  Long term deposits                                     60,559             -0-
                                               ----------------   -------------

          TOTAL OTHER ASSETS                          1,297,127       1,288,499
                                               ----------------   -------------

TOTAL ASSETS                                          6,420,913   $   3,672,989
                                               ================   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
  Accounts payable                             $      1,746,005   $     685,319
  Line of Credit                                      1,505,635             -0-
  Accrued expenses                                      215,868         183,330
                                               ----------------   -------------

          TOTAL CURRENT LIABILITIES                   3,920,232       1,016,277
                                               ----------------   -------------

LONG-TERM DEBT                                           26,230          31,476
                                               ----------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock                                           101           1,986
  Common stock                                            9,020           7,781
  Equity contract notes                                 918,304         918,304
  Additional paid-in capital                          4,391,171       4,327,608
  Retained earnings (deficit)                        (2,942,176)     (2,728,474)
  Foreign currency translation adjustment                98,031          98,031
                                               ----------------   -------------

          TOTAL STOCKHOLDERS' EQUITY                  2,474,451       2,625,236
                                               ----------------   -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $      6,420,913   $   3,672,989
                                               ================   =============


SEE ACCOMPANYING NOTES.


                       OMNI U.S.A. INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEAR ENDED JUNE 30, 1996 AND 1995


                                                           1996            1995
                                               ----------------   -------------
NET SALES                                      $     10,386,524   $  10,850,449


COST OF SALES                                         7,545,176       8,072,334
                                               ----------------   -------------


  Gross Profit                                        2,841,348       2,778,115
                                               ----------------   -------------

OPERATING EXPENSES
  Selling, general and administrative                 2,946,620       2,713,905
  Research and develpment                                   -0-           2,201
                                               ----------------   -------------

                                                      2,946,620       2,716,106
                                               ----------------   -------------

   Operating income (loss)                             (105,272)         62,009
                                               ----------------   -------------

OTHER INCOME (EXPENSE)
  Commission income                                      15,740          39,061
  Gain on sale of property and equipment                    -0-          88,269
  Registration expense                                      -0-        (220,498)
  Interest expense                                      (95,382)        (18,685)
  Other, net                                             69,801          98,047
                                               ----------------   -------------
                                                         (9,841)        (13,806)
                                               ----------------   -------------

NET INCOME (LOSS)                              $       (115,113)  $      48,203
                                               ================   =============

NET LOSS PER COMMON SHARE                      $          (0.12)  $       (0.01)
                                               ================   =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           1,759,289       1,537,688
                                               ================   =============



SEE ACCOMPANYING NOTES.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                             Series A                        Series B
                                         Preferred Stock                 Preferred Stock               Common Stock
                                   -----------------------          ------------------------        ----------------------
                                     Number                           Number                          Number
                                    Of Shares                        Of Shares                       Of Shares
                                   Outstanding      Amount          Outstanding       Amount        Outstanding     Amount
                                   -----------      ------          -----------       ------        -----------     ------
Balance-
  June 30, 1994                    $   188,600   $   1,886          $    10,000     $    100      $   1,467,715   $  7,331

Issuance of Shares                                                                                       50,000        250

Issuance of Shares                                                                                       40,000        200
  For Services

Interest on Equity
  Contract Notes

Net Income                         -----------   ---------          -----------     -------       -------------   --------

Balance-
  June 30, 1995                        188,600       1,886               10,000         100           1,557,715      7,781

Conversion of                         (188,600)     (1,886)                                             235,397      1,176
  Perferred shares

Issuance of Common                                                                                       12,638         63
  Shares

Issuance of Preferred
  Shares for Services                                                       120           1

Interest on Equity
  Contract Notes

Preferred Dividends

Net Loss                           -----------   ---------          -----------     -------       -------------   --------

Balance -
  June 30, 1996                    $       -     $     -            $    10,120     $   101       $   1,805,750   $  9,020
                                   ===========   =========          ===========     =======       =============   ========



                                     Equity       Additional        Retained          Foreign
                                    Contract       Paid-In          Earnings         Currency
                                     Notes         Capital          (Deficit)       Translation     Total
                                  ----------     ------------   ---------------     -----------  ------------
Balance -
  June 30, 1994                   $  918,304     $  3,993,058   $   (2,712,977)     $    98,031  $  2,305,733

Issuance of Shares                                    199,750                                         200,000

Issuance of Shares                                    134,800                                         135,000
  For Services

Interest on Equity
  Contract Notes                                                       (63,700)                       (63,700)

Net Income                                                              48,203                         48,203
                                  ----------     ------------   ---------------     -----------  ------------
Balance -
  June 30, 1995                      918,304        4,327,608        (2,728,474)         98,031     2,625,236

Conversion of                                             710                                               0
  Preferred Shares

Issuance of Common                                     37,849                                          37,912
  Shares

Issuance of Preferred
  Shares for Services                                  25,004                                          25,005

Interest on Equity                                                      (73,464)                      (73,464)
  Contract Notes

Preferred Dividends                                                     (25,125)                      (25,125)

Net Loss                                                                115,113                       115,113
                                  ----------     ------------   ---------------     -----------  ------------
Balance -
  June 30, 1996                   $  918,304     $  4,391,171   $    (2,942,176)    $    98,031  $  2,474,451
                                  ==========     ============   ===============     ===========  ============


SEE ACCOMPANYING NOTES.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                                                     1996            1995
                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $   (115,113)   $     48,203
                                                 ------------    -------------
 Adjustments to reconcile net income
 (loss to net cash (used) provided by
 operating activities:
   Depreciation and amortization                      219,460         188,322
   Gain on sale of property and equipment                 -0-         (88,269)
   Non cash expenses                                      -0-         124,065
   Changes in operating assets and liabilities:
     Accounts receivable                           (1,013,689)       (351,988)
     Inventories                                     (948,488)        219,723
     Prepaid expenses                                (116,728)       (123,439)
     Long term depostis                               (60,559)            -0-
     Accounts payable and accrued expenses          1,384,215         (12,883)
                                                 ------------    -------------

      Total adjustments                              (535,789)        $44,469)
                                                 ------------    -------------

      Net cash (used) provided by operating
        activities                                   (650,902)          3,734
                                                 ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (424,591)       (129,913)
  Proceeds from sale of property and equipment            -0-          96,440
  Purchase of intangible assets and
  organizational cost                                 (14,410)       (113,878)
                                                 ------------    -------------

      Net cash used by investing activities          (439,001)       (147,351)
                                                 ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                      6,492,264             -0-
  Repayments on line of credit                     (4,986,629)            -0-
  Payments on long-term debt                          (74,197)        (88,707)
  Proceeds from issuance of stock                         -0-         200,000
                                                 ------------    -------------

      Net cash provided by financing
      activities                                    1,431,438         111,293
                                                 ------------    -------------

NET INCREASE (DECREASE) IN CASH                       341,535         (32,324)

CASH AT BEGINNING OF YEAR                             153,146         185,470
                                                 ------------    -------------

CASH AT END OF YEAR                              $    494,681    $    153,146
                                                 ============    ============



SEE ACCOMPANYING NOTES.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



NOTE 1      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation - Omni USA, Inc. (the Company) was incorporated in the state of Nevada. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Omni USA, Inc. (a Washington Company) and Omni Resources, Ltd. (a Hong Kong Corporation). The financial statements of Omni Resources, Ltd. include the activity of Shanghai Omni Gear Co., Ltd. (Omni Gear) located in Shanghai, China. All material intercompany transactions and balances have been eliminated in consolidation.


            Organization and Business - The Company and its subsidiaries design, develop and distribute gear boxes and towing and trailer products, used primarily for agricultural and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's distribution system involves locating qualified manufacturers of custom products in a foreign country, contracting with such manufacturers for the manufacture of custom products, quality control of the products, and delivery to an ultimate third party customer. Since 1986, the Company's products have been manufactured primarily in China. In fiscal 1995, Omni Gear was established to begin manufacturing and began production in 1996.

            Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Revenue Recognition - The Company generally recognizes revenue when goods are shipped from any of its locations.

            Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled approximately $76,000 and $21,000 in 1996 and 1995, respectively.

            Trade accounts receivable consist of receivables from both domestic and foreign customers in various industries and geographic regions worldwide, with more than one half of consolidated sales being to customers in the Southern and Midwestern United States. Generally, no collateral or other security is required to support customer receivables. An allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

            Inventories - Inventories are stated at the lower of cost or market using the weighted average method for inventories on hand and the specific identification method for inventories in-transit. The Company records inventory and any related obligation at the time title to the goods passes to the Company based on the specific terms of the transaction.
                                                                   Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


            Property, Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes as follows:

                                                           Estimated useful
                                                             lives (years)
                                                           -----------------

            Warehouse, manufacturing and office equipment         3 to 5
            Leasehold improvements                                     5
            Tooling costs                                              5

            The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

            Intangible Assets - Intangible assets, consisting primarily of the historical customer relationships of Omni Resources, Ltd., engineering plans and designs, and trade names and trademarks, are valued at cost less accumulated amortization of $328,076 and $275,838 in 1996 and 1995 respectively. Amortization is provided on a straight-line basis over five to ten year periods.

            Organizational Costs - Organizational costs are attributed to Omni Gear capitalized expenditures during 1995 and are net of accumulated amortization of $7,720 and $0 at June 30, 1996 and 1995, respectively.

            Foreign Currency Translation - The financial position and results of operations of the Company's foreign subsidiary are measured using the subsidiary's functional currency. Receivables and payables of the subsidiary, denominated in currency other than their functional dates, and related transaction gains or losses are included in the determination of net income(loss).

            Income and expense amounts of the subsidiary are translated at the average rates of exchange for the periods. Translation adjustments result from the process of translating foreign currency financial statements of the subsidiary into U.S. dollars. These translation adjustments, which are not included in the determination of net income(loss), are reported separately as a component of stockholders' equity.

            Loss Per Share - Loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted loss per share. Loss per share is calculated after a provision for interest (dividends) on equity contract notes of $73,464 and $63,700 at 1996 and 1995, respectively and preferred stock dividends of $25,125 in 1996.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



NOTE 2      FAIR VALUE OF FINANCIAL INSTRUMENTS

            In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 (SFAS 107) , "Disclosures about Fair Value of Financial Instruments". SFAS 107 is effective for fiscal years ending after December 15, 1995 and requires disclosures of the fair market value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practical to estimate fair value.

            The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of noncurrent financial assets and liabilities at June 30, 1996 are shown below.

                                                Carrying            Fair
                                                 Amount             Value
                                                 ------             -----
            Notes receivable                  $   853,397       $   803,512
            Long-term debt                       (242,098)         (242,098)

            Fair value was determined by discounting future cash flows at a rate of 10%.

NOTE 3      ACCOUNTS RECEIVABLE

            Accounts receivable at June 30 consisted of the following:

                                                     1996              1995
                                              -----------       -----------

            Accounts receivable - trade       $ 1,704,434       $   835,922
            Allowance for doubtful accounts       ( 3,681)          (11,840)
                                              -----------       -----------

                                              $ 1,700,753       $   824,082
                                              ===========       ===========

NOTE 4      INVENTORIES

            Inventories at June 30 consisted of the following:
                                                     1996              1995
                                              -----------       -----------

            Warehouse inventory                 1,732,281       $   783,079
            Inventory in transit and prepaid
             freight                               28,362             9,597
                                              -----------       -----------

                                              $ 1,760,643       $   792,676
                                              ===========       ===========

            Warehouse inventory consists primarily of finished products received from manufacturers.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995




NOTE 5      PROPERTY AND EQUIPMENT


            Property and equipment at June 30 consisted of the following:

                                                                     1996                  1995
                                                               -----------          -----------
            Warehouse, manufacturing and
             office equipment                                   $1,088,317           $  674,278
            Leasehold improvements                                 245,042              216,708
            Tooling costs                                          373,474              361,272
                                                               -----------          -----------
                                                                 1,706,833            1,252,258

            Accumulated depreciation and amortization             (944,292)            (862,678)
                                                               -----------          -----------
                                                                $  762,541           $  389,580
                                                               ===========          ===========

NOTE 6      NOTE RECEIVABLE, AFFILIATE

            Note receivable, affiliate from Daniel Development Company (DDC), a partnership of Edward L. Daniel and Joan J. Daniel, bears interest at a rate of 8% quarterly. The note is due on December 31, 1999. As more fully discussed in Note 16, it is anticipated that this note will be exchanged for the Houston warehouse and office upon the exercise of the building purchase option. Therefore, this note receivable has been classified as noncurrent. No interest was received in cash during 1996 or 1995 as it was offset against equity contract note interest owed to Edward L. Daniel and Joan J. Daniel.

NOTE 7      LINE OF CREDIT

            The Company has a revolving line of credit with a bank which provides for maximum borrowings of $1,500,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures December 14, 1998, bears interest at prime plus 2%, requires the maintenance of certain levels of income and tangible net worth, restricts the payment of dividends and is secured by essentially all of the assets of the Company and the personal guarantees of certain stockholders and officers of the Company.

            Subsequent to year end, the agreement was amended to provide for maximum borrowings of $1,600,000 and to establish a term loan of $100,000 which is payable monthly through December 1, 1998.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 8    LONG-TERM DEBT

          Long-term debt at June 30 consisted of the following:
                                                                                           1996                  1995
                                                                                     ----------            ----------
          Note payable to stockholder, due in monthly
           installments of $6,453 including interest
           at 10% through November 5, 1996                                           $   62,621            $  100,776

          Note payable to vendor bearing interest
           at 11%, due on demand (See note 15)                                          114,030               114,030

          Three notes payable to financiang companies,
           due in monthly installments of $1,819 including
           interest ranging from 9.35% to 12%, maturing at
           various dates through January 1999, secured by
           vehicles                                                                      43,159                   -0-

          Capital lease payable to an equipment leasing
           company, due in monthly installments of $2,111
           including interest at 19% through August 1997,
           secured by computer equipment                                                 22,288                   -0-
                                                                                      ---------            ----------

                                                                                        242,098               214,806

          Less current portion                                                          215,868               183,330
                                                                                      ---------            ----------

                                                                                     $   26,230            $   31,476
                                                                                     ==========            ==========
          Future maturities of long-term debt at June 30, 1996 are as follows:

          1997                                                                       $  215,868
          1998                                                                           21,514
          1999                                                                            4,716
                                                                                     ----------

                                                                                     $  242,098
                                                                                     ==========

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 9      PREFERRED STOCK

            The Company has authorized and issued preferred stock as follows:

                                                Series A    Series B    Series C

            Shares Authorized as of
               June 30, 1996                         -0-     10,120       14,000
               June 30, 1995                     600,000     10,000       14,000

            Shares Issued as of
               June 30, 1996                         -0-     10,120          -0-
               June 30, 1995                     188,600     10,000          -0-

            Par Value Per Share                  $   .01     $  .01      $   .01

            Liquidation Value Per Share          $  3.50     $  .00      $ 60.00



            During fiscal 1996, an in kind dividend was declared and all of the then outstanding shares of Series A Preferred Stock were converted into shares of common stock. The Series A Preferred Stock was non-voting, non-cumulative, with a dividend of 14% payable in kind and each share was converted into one share of common stock.

            The Series B Preferred Stock is non-voting, non-cumulative, has a dividend of $5 per share per year and each share is convertible into sixty shares of common stock, at the option of the Company. The Company would be required to file a registration statement for the common shares upon issuance. The Company issued 10,000 of these shares to Edward L. Daniel and Joan J. Daniel, principal common stockholders, in the conversion of $1,050,000 of equity contract notes on June 30, 1994.

            During 1996, the Company issued 120 shares of Series B Preferred Stock in exchange for $25,005 of services provided by Edward L. Daniel.

            Holders of Series B Preferred Stock are entitled to share in distributions made to holders of common stock as if they were holders of common stock at the time of such distribution, and in the event of liquidation of the Company are entitled to distributions made to holders of common stock as if their stock had been converted to common stock prior to such distribution.

                                                            Continued

            The Series C Preferred Stock is entitled to twenty-five votes per share, has a dividend of $3.50 per share per year until September 30, 1996 and a dividend of $8.50 per share per year thereafter. Each Series C Preferred share is convertible into twenty-five shares of common stock, at the option of the Company. The Company would be required to file a registration statement for the common shares upon issuance. The Company may retire the Series C Preferred shares at liquidation value at any time. No Series C Preferred Shares have been issued as of June 30, 1996.


NOTE 10     COMMON STOCK

            The Company has authorized 150,000,000 shares of common stock with a par value of $.004995 per share. The Company has issued and outstanding 1,805,750 shares at June 30, 1996 and 1,557,715 shares at June 30, 1995.

            During 1996, the Company issued common stock in exchange for $19,479 of product and $18,433 of accounts payable.

            During fiscal year 1995, the Company issued 40,000 shares of common stock and 40,000 Class A Warrants in exchange for $135,000 of consulting services received during 1995 and 1994. The value of the services was determined by the fair market value of the stock at the date of issue.

            During fiscal year 1995, an investor exercised Class A warrants and acquired 50,000 shares of common stock for net proceeds of $200,000.

            As of June 30, 1996, 4,608,440 shares of common stock have been reserved as follows:

            Equity contract notes                                   306,101
            Preferred B                                             607,200
            A warrants                                            1,592,666
            B warrants                                            1,362,473
            Stock options                                           740,000
                                                                  ---------

             Total                                                4,608,440
                                                                  =========


NOTE 11     EQUITY CONTRACT NOTES

            The Board of Directors has authorized an Equity Note Plan with Attached Warrants for an aggregate of $3,000,000. The Equity Note Plan authorizes interest at prime plus 2% to be paid quarterly. The notes will mature five years from the issue date and must be repaid in unregistered shares of common stock at $3.00 per share. In addition, at the date of payment, the noteholder will be issued one Class A and one Class B Warrant for each share of common stock issued. The Plan and notes allow for prepayment with the consent of the noteholder. As of June 30, 1996, notes totaling $296,678 remain authorized and available for sale under the Plan.

            Effective January 1, 1996, the Company extended the maturity of the equity contract notes outstanding to December 31, 1999. The Company incurred interest on equity contract notes of $73,464 and $63,700 during the years ended June 30, 1996 and 1995, respectively. These amounts are recorded as dividend payments.


NOTE 12     WARRANTS TO PURCHASE COMMON STOCK

            The Company has Class A and Class B Warrants which entitle the holder to purchase shares of common stock as follows:

                                                                   Number of
                                                    Per Share       Warrants
                                Expiration Date       Price          Issued
                                ---------------       -----         ---------

            Class A             March 15, 1999       $ 4.00        1,592,666

            Class B             March 15, 2001       $ 6.00        1,362,473


NOTE 13     STOCK OPTION PLAN

            The Company has Incentive Stock Option Plans, whereby options to purchase shares of common stock were issued to certain employees and others subject to the vesting requirements as defined by the Plan, principally continued employment for a three year period after the date of the grant. The options under the Plans are granted at or above the fair market value of the related shares on the date of the grant.

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



NOTE 13  STOCK OPTION PLAN (CONTINUED)

         The Board of Directors has reserved 740,000 shares under the Plans.


         Stock Option Summary:                          Number     Option Price
                                                       of Shares     Per Share
                                                       ---------   ------------
         Options outstanding at June 30, 1995           670,000      $   4.00
         Options granted                                140,000      $   4.00
         Options canceled                               (70,000)
                                                        --------

         Options outstanding at June 30, 1996           740,000      $   4.00
                                                        -------

         Exercisable at June 30, 1996                   505,000      $   4.00
         Exercisable at June 30, 1995                   580,000
                                                        -------

         Available for future grant at June 30, 1996   760,000
                                                       -------
         Available for future grant at June 30, 1995   530,000
                                                       -------


NOTE 14  INCOME TAXES

         For the years ended June 30, 1996 and 1995 the Company utilized tax basis net operating loss carryforwards amounting to approximately $589,000 and $138,000 to decrease income tax expense by $200,000 and $47,000, respectively.

         At June 30, 1996, the Company has tax basis net operating loss carryforwards amounting to $1,857,000. Tax basis net operating loss carryforwards may be offset against future taxable income and will expire through 2008 as follows if not previously utilized:

         2006                                                  $147,000
         2007                                                   850,000
         2008                                                   860,000
                                                               --------

                                                             $1,857,000
                                                             ==========

         No tax benefit for these carryforwards has been reported in the accompanying financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED SINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 14  INCOME TAXES (CONTINUED)

         Deferred income taxes result from timing differences in reporting income and expenses for financial statement and income tax purposes. The primary sources of deferred income taxes result from: (1) the use of different methods of depreciation for income tax and financial statement purposes, (2) the uniform capitalization of inventory for income tax purposes, and (3) direct write-off of bad debts for income tax purposes.

         The Company's deferred tax assets and liabilities at June 30 are as follows:

                                                     1996        1995
                                                  ----------  ----------
         Current deferred tax assets:
             Accounts receivable                      1,252       4,026
             Inventory                                3,419       3,419
             Net operating loss carryforward        631,380     831,656
             Valuation Allowance                   (636,051)   (839,101)
                                                    -------     -------

                                                        -0-         -0-
                                                    -------     -------

         Non-current deferred tax asset:
             Depreciation                             8,684         184
             Valuation allowance                     (8,684)       (184)
                                                      -----         ---

                                                        -0-         -0-
                                                      -----        ----
         Total net deferred income taxes                -0-         -0-
                                                      =====        ====

         The valuation allowance has decreased $194,551 and $9,578 in 1996 and 1995, respectively due to utilization of net operating loss carryforwards to offset current taxable income.

         The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. At June 30, 1996, culmulative undistributed losses of its foreign subsidiaries amount to approximately $33,000.

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



NOTE 14  INCOME TAXES (CONTINUED)

         The difference between the effective rate of income tax expense at June 30, 1996 and 1995 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income(loss) before income tax expense are explained below according to the tax implications of various items of income or expense.

                                                             1996       1995
                                                       ----------  ---------
         Provision for income tax (benefit)expense at
          U.S. statutory rates                            (39,138)    16,389
         Increase (decrease) in tax provision
          resulting from:
            Non-deductible losses on foreign
             subsidiaries                                 257,004     11,373
            Non-deductible entertainment expense            1,663      1,935
            Non-deductible officers' life insurance
             expense                                          -0-      1,539
            Equity contract note interest                 (24,978)   (21,658)
            Change in valuation reserve                  (194,551     (9,578)
                                                          -------    -------

       Income tax expense                                     -0-        -0-
                                                          =======    =======


NOTE 15  COMMITMENTS AND CONTINGENCIES

         Consulting fee - Effective January 1, 1996, the Company agreed to pay Edward L. Daniel a consulting fee of $20,000 per month through December 31, 1999. The Company can elect to pay as much as $4,168 per month with shares of Series B Preferred Stock.


         License Agreement - The Company has entered into an agreement with an individual whereby the Company has obtained a license to patents and related technology covering the design of a trailer coupler and rack jack. These patents expire in 1999. The agreement provides for the Company to pay the individual for the use of this license based on certain percentages of related sales of these products. Through June 30, 1994, the Company had prepaid $199,376 under this agreement. The value of this license is unknown at this time. The Company has withheld further payment to the individual pending an accounting of several agreements.

         In November 1993, the Company completed a mediation proceeding whereby all contractual obligations between the Company and the individual were to cease and the individual was to repay the Company $178,250 for prepaid royalties. The individual has failed to make any required payments under the terms of the mediation.

         The Company has recorded costs associated with the license agreement aggregating approximately $221,900 in net assets relating to fixed assets and advance royalty payments as of June 30, 1996. The Company has a note payable to the individual for $114,030 on which it has ceased making payments pending the outcome of this

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996AND 1995


NOTE 15  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         matter. If legal remedies are unsuccessful, the Company intends to charge the net amount to expense if management determines that there is no future value. The outcome of this matter is uncertain and management believes that an unfavorable outcome would not be material to the financial position of the Company.

         Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, Japan, Hong Kong and Shanghai. The Houston warehouse and office lease is with DDC and is not the result of arm's length negotiation. The Houston lease is $10,000 per month through 1999. At June 30, 1996, the future minimum rental payments required under the leases were approximately:


         1997                                                    $   389,635
         1998                                                        381,050
         1999                                                        380,774
         2000                                                        313,692
         2001                                                        247,161
         Thereafter                                                8,885,740
                                                                 -----------

         Total                                                   $10,598,052
                                                                 ===========

        Rent expense was approximately $286,000 and $187,000 during the years ended June 30, 1996 and 1995, respectively.

        Building Purchase Option - Through December 31, 1999, the Company has the option to purchase the building it leases from DDC. The purchase price of the building and the prepayment of equity contract notes payable to Edward L. Daniel and Joan J. Daniel for $918,304 would be paid for by surrendering the note receivable from DDC for $853,397 and issuance to Edward L. Daniel and Joan J. Daniel 14,000 shares of Series C Preferred Stock.

        Insurance Coverage - The Company terminated its product liability and umbrella insurance coverage at the end of December 31, 1992 and terminated its directors' and officers' insurance coverage at the end of February 1993. Although the Company has historically carried liability insurance with broad scopes of coverage providing significant liability limits, it is costly to obtain insurance with such broad scopes of coverage and limits. This development, while not unique to the Company or its industry, may subject the Company to some future liability for which it is completely uninsured. The Company reinstated its directors' and officers' insurance coverage effective July 5, 1996.

        Shanghai Omni Gear Co., Ltd. (Omni Gear) - During fiscal year 1995, Omni Resources entered into an agreement with a Chinese company for the operation of a manufacturing facility in Shanghai, China. The agreement calls for an aggregate investment by Omni Resources of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility.

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 15  COMMITMENTS AND CONTINGENCIES (CONTINUED)


         Substantially all profits or losses will be allocated to Omni Resources. The land and facilities are leased from the Chinese company for thirty years and is included in the operating lease commitments elsewhere in this footnote. Omni Gear has the option to purchase the assets subject to this lease for approximately $1.8 million.

         As of June 30, 1996, Omni Resources and Omni U.S.A. have advanced Shanghai Omni Gear approximately $1,565,000 net. These advances are reflected in the accompanying financial statements as follows:

         Cash                                           $   46,000
         Accounts receivable                                39,000
         Inventory                                          78,000
         Prepaid expenses                                   33,000
         Property and equipment                            522,000
         Intangible assets and organizational costs         87,000
         Long term deposit                                  61,000
         Accounts payable/Accrued expense                 (113,000)
         Selling, general and administrative expense       653,000
         Beginning retained deficit                        159,000
                                                         ----------

          Total                                         $1,565,000
                                                         ==========

         While the Company intends to contribute capital in a timely manner, Chinese regulations provide that the failure to contribute capital in a timely manner results in the automatic termination of the Joint Venture.

         Tooling Advance - At June 30, 1996, Omni Resources had paid $120,000 for tooling costs under an agreement with a vendor. This amount is to be recovered from the vendor through discounts on future purchases of inventory.

NOTE 16  RELATED PARTY TRANSACTIONS

         The Company has a note receivable from DDC for $853,397. This note bears interest at 8% per year and is due in 1999. The note was taken by the Company as payment of amounts owed on open account by the principal stockholder, Edward L. Daniel, and trade receivables from Auster.

         Edward L. Daniel and Joan J. Daniel have equity contract notes from the Company of $918,304 at June 30, 1996 and 1995. Interest expense (dividends) of $73,464 and $63,700 was recorded on these notes during the years ended June 30, 1996 and 1995, respectively.

         During fiscal year 1996, the Company entered into an agreement to pay Edward L. Daniel $20,000 monthly for consulting services and related business expenses. At its option, the Company may pay $4,168 per month by issuing series B Preferred Stock. During 1996, 120 shares were issued under this agreement.

                                                            Continued

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 15  COMMITMENTS AND CONTINGENCIES (CONTINUED)


         During fiscal year 1995, the Company paid $145,000 for consulting services performed by Edward L. Daniel and the reimbursement of related expenses.

         During fiscal year 1995, Omni Gear borrowed $10,000 working capital from Craig Daniel, a stockholder and member of management. This amount was repaid during fiscal year 1996.

         The Company leases warehouse and office space from DDC under non-cancelable operating leases through 1999. Rent expense under these leases was $120,000 for each of the years ended June 30, 1996 and 1995.


NOTE 17  SEGMENT INFORMATION

         The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and towing and trailer products used for agricultural, industrial and other purposes. Selected financial information by geographic location with respect to these activities for the years ended are as follows:

                                                          1996           1995
                                                   -----------    -----------
         Net Sales
          Domestic                                 $ 9,039,007    $ 8,712,317
          Foreign                                    1,347,517      2,138,132
                                                   -----------    -----------

            Total Net Sales                        $10,386,524    $10,850,449
                                                   ===========    ===========

         Operating Income (Loss)
          Domestic                                 $   670,303    $   222,212
          Foreign                                     (775,575)      (160,203)
                                                   -----------    -----------

            Total Operating Income (Loss)          $  (105,272)   $    62,009
                                                   ===========    ===========

         Net Income (Loss)
          Domestic                                 $   640,780    $    81,654
          Foreign                                     (755,893)       (33,451)
                                                   -----------    -----------

            Total Net Income (Loss)                $  (115,113)   $    48,203
                                                   ===========    ===========

          Assets
           Domestic                                $ 4,956,691    $ 2,904,480
           Foreign                                   1,464,222        768,509
                                                   -----------    -----------

            Total Assets                           $ 6,420,913    $ 3,672,989
                                                   ===========    ===========


                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 18  MAJOR CUSTOMERS AND SUPPLIERS

         During fiscal years 1996 and 1995, the Company and its subsidiaries had consolidated sales of $3,445,000 and $3,825,000 to two domestic customers for a total of 33% and 35% of consolidated sales, respectively.

         Approximately 89% and 97% of the Company's merchandise was purchased from two companies in China in 1996 and 1995, respectively.


NOTE 19  OPERATIONS

         The Company has experienced losses from operations in the current and prior years. However, management of the Company is of the opinion that the Company will continue to improve its operations and will be able to meet its future operating, investing and financing cash flow obligations. The Company raised approximately $200,000 in capital during fiscal 1995. Additionally, the net loss at June 30, 1996, of $115,113 is net of approximately $663,000 used in the operations of Omni Gear, which has recently begun manufacturing operations.


NOTE 20  SUPPLEMENTAL CASH FLOW INFORMATION

         During 1996, the Company acquired equipment amounting to $101,489 in exchange for various notes payable and retired $71,505 of assets which were fully depreciated.

         During fiscal year 1995, the Company recorded a loss of $9,065 associated with the write-off of the following balances due to/from an attorney:

         Accounts receivable                                  $130,049
         Note payable                                         $ 25,000
         Accrued interest payable                             $ 13,161
         Accounts payable                                     $ 82,823


         During fiscal 1995, the Company wrote off fully amortized intangible assets originally costing approximately $131,000.

         The Company paid approximately $95,000 and $19,000 in interest during the years ended June 30, 1996 and 1995, respectively.

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


NOTE 21  SUBSEQUENT EVENTS

         Effective October 1, 1996, the Company acquired 100% of the outstanding common stock of Butler Products Corporation ("BPC"). BPC is a manufacturer of jack and trailer products sold primarily to manufacturers and distributors of heavy duty trailers. Consideration paid to the shareholders of BPC included $225,000 in cash, $500,000 in junior subordinated notes due in 2003, and 150,000 shares of Omni common stock.

         For the eight months ended August 31, 1996, summary income statement data for BPC included:


         Net sales                                          $1,926,455
         Cost of goods                                      1,601,693
                                                            ----------

         Gross margin                                       324,762

         Operating expenses                                 213,862
                                                            ----------

         Operating income                                   $  110,900
                                                            ==========

         As of August 31, 1996, summary balance sheet data for BPC included:

         Current assets                                     $  787,878
         Net fixed assets                                      297,078
                                                             ---------

         Total assets                                       $1,084,956
                                                            ==========

         Current liabilities                                $  518,813
         Long-term liabilities                                 309,068
                                                            ----------

         Total liabilities                                     827,881
                                                            ==========

         Stockholders' equity                                  257,075
                                                            ----------

         Total liabilities and
         stockholders' equity                               $1,084,956
                                                            ==========

         On July 12, 1996, the Company issued $500,000 of Subordinated Convertible Debentures.

         During fiscal 1995, the Company negotiated a discount on legal fees which was contingent on the Company paying the balance by August 31, 1996. On September 30, 1996, the Company exchanged 45,000 shares of unregistered common stock in lieu of legal fees.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers, promoters and control persons of the Company are set forth below. All directors hold office for a term of one year or until their successors are duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors and serve until a successor is duly appointed and qualified.


             Name                          Age                       Position
             Jeffrey K. Daniel             35               Chief Executive Officer, President and Director
             Craig L. Daniel               36               Vice President - Manufacturing and Director
             Edward L. Daniel              58               Director and Chairman of the Board - Mr. Daniel
                                                            resigned all positions with the Company effective
                                                            January 1, 1996.


         Jeffrey K. Daniel, the Chief Executive Officer and President of the Company, has been affiliated with the Company and its subsidiaries since 1984, serving as Project Manager from 1984 until 1985, Operations Manager from 1985 until 1987, and Vice President from 1987 to May 1994, when he was elected Chief Executive Officer and President. Mr. Daniel has also served as the Secretary and a director of Omni since January 1, 1988. Jeffrey K. Daniel is the brother of Craig L. Daniel and son of Edward L. Daniel, former Chairman of the Board.

         Craig L. Daniel, has been a full time employee of Omni since April, 1989, and currently serves as Vice President - Manufacturing. He was appointed director of the Company on December 23, 1993. Craig L. Daniel is the brother of Jeffrey K. Daniel and son of Edward L. Daniel, former Chairman of the Board.

         Edward L. Daniel, the founder of the Company has served as the Chairman of the Board of Directors since May, 1994. Mr. Daniel has been a full time employee of the Company or its subsidiaries or predecessors since 1961 and served as the President and Chief Executive Officer of the Company and its subsidiaries from 1970 until May 1994; Mr. Daniel allocates him time among Company business and other businesses and ventures in which he holds an interest. Mr. Daniel is the father of both Jeffrey K. Daniel, the current President and Chief Executive Officer of the Company, and Craig L. Daniel, Omni's Vice President of Manufacturing. Mr. Daniel resigned all positions with the Company effective January 1, 1996.

         The Company's executive officers and directors also serve as officers and directors of Omni Resources and Omni-Washington; however, none of the Company's officers or directors serve as officers or directors of other U.S. companies.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the most recent fiscal year, the Company is not aware of any failure to file such Forms on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:


                                                         Fiscal
Name and                                                  Year                  Compensation                     Options(#)
  Principal Position
  ------------------                                    --------                -------------                    ----------
Jeffrey K. Daniel
  Chief Executive Officer,
  President and Director                                 1996                     $ 76,500                         -  0 -
                                                         1995                     $ 63,665                         -  0 -
                                                         1994                     $ 75,893                        160,000

Craig L. Daniel
  Vice President - Manufacturing                         1996                     $ 76,500                         -  0 -
  and Director                                           1995                     $ 76,500                         -  0 -
                                                         1994                     $ 76,500                        160,000

Edward L. Daniel
  Former Chairman of the Board                           1996                     $ 72,500                         -  0 -
                                                         1995                     $145,000                         -  0 -
                                                         1994                     $145,000                         -  0 -


         From January 1, 1996 through December 31, 1999, as part of Edward L. Daniel's resignation as officer and director, Omni agrees to pay Edward L. Daniel a consulting fee of $20,000 per month, of which $4,168 may, at Omni's election, be paid in shares of Series B Preferred Stock. The rate of such fee shall increase to $24,168 per month when the Series B Preferred Shares are converted into Omni common stock of which $4,168 may, at Omni's election, be paid in shares of Series B Preferred Stock. In addition, Omni will continue Edward L. Daniel's medical health insurance coverage.

         The letter of agreement effective November 1, 1994, between the Company and LaPlante Compressor Limited, a company owned by Edward L. Daniel, ("LaPlante") wherein Omni Resources paid LaPlante an aggregate monthly fee of $22,000, which included a fee for the services rendered thereunder in the amount of $12,000 per month, and an additional $10,000 per month for reimbursement of business related expenses including travel, lodging and entertainment was terminated effective January 1, 1996, as part of Edward L. Daniel's resignation as officer and director.

         None of the current executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a change of contract, termination of employment, or otherwise.

         STOCK OPTION PLANS AND STOCK OPTIONS

         On January 31, 1996, the Board of Directors, subject to shareholder approval at the next annual meeting, approved an Incentive Stock Option Plan (the "1996 ISOP").

         Pursuant to the 1996 ISOP, certain employees selected by the Board of Directors may be granted options to purchase stock of the Company. The option must be granted within five (5) years of the date the Plan is adopted, must by its terms be exercisable within ten (10) years of the date it was granted, is nontransferable other than at the recipient's death and is exercisable only by the grantee during the lifetime of the grantee, must be exercisable at 110% of the fair market value of the stock at the date of grant and within five (5) years of the grant if the grantee owns more than 10% of the voting power of the Company's stock immediately before the option is granted. The aggregate fair market value of stock with respect to which options are exercisable during any calendar year may not exceed $100,000, but all options vest immediately and become exercisable in the event of a merger or consolidation in which the Company is not the surviving entity, or in the event of a sale of more than sixty percent (60%) of the stock of the Company to a non-affiliated entity. All options expire on the earlier of the date established by the Board or the 90th day following the termination of the grantee's employment.

         As of June 30, 1996, a total of 620,000 options have been granted pursuant to the 1996 ISOP; none had been exercised.

         On June 9, 1994, the shareholders approved a Non-Qualified Stock Option Plan (the "NQSOP"). The NQSOP consists of the same terms and provisions as the ISOP, except for a provision regarding substantial shareholders. As of June 30, 1996, a total of 120,000 options had been issued under the NQSOP, none of which had been exercised.

         The following table shows the Company's options to the Company's executives as of fiscal year ended June 30, 1996:

             OPTIONS EXERCISED IN FISCAL YEAR ENDED JUNE 30, 1996
                       AND FISCAL YEAR END OPTION VALUES
                       ---------------------------------

                                                                          Number of
Unexercised Options                                                  Unexercised Options               Value of
                                    Shares Acquired on                    at Fiscal                  Unexercised in-
                                        Exercise;                         Year End                     the-Money
                                     # Exercisable/           Value     # Exercisable/              Options at Fiscal
        Name                         Unexercisable (1)       Realized   Unexercisable (2)               Year-End
        ----                         -----------------       --------   -----------------               --------

 Jeffrey K. Daniel                         NA                   NA           160,000                       -0-
                                     -----------------                  -----------------
                                        160,000/0                            160,000/0

Craig L. Daniel                            NA                   NA           160,000                       -0-
                                     -----------------                  -----------------
                                        160,000/0                            160,000/0


--------------------------
NA = Not applicable: No options were exercised during the fiscal year ended
     June 30, 1996
(1)= Indicates number of options exercisable and unexercisable during fiscal year.
(2)= Indicates number of options exercisable and unexercisable as of the end of the fiscal year.


     OTHER COMPENSATION

     Directors receive no compensation. The Company has a group medical plan which provides medical and hospital benefits and term life insurance to all employees at no cost to the employee.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on September 23, 1996, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current director, and by all directors and executive officers as a group.


                                                               Number of Shares
                                                                 Beneficially
                                                                   Owned (1)
Name of Beneficial Owner                        Number              Percent
------------------------                        ------              -------
Edward L. and Joan J. Daniel (3)(10)........   1,616,338              51.6%
Jeffrey K. Daniel (2)(4)....................     197,866              10.0%
Craig L. Daniel (2)(5)......................     203,466              10.3%
Websters Publishing, Ltd. (6)...............     735,018              31.8%
Stranco Investments, Ltd. (7)(9)............     113,600               5.9%
Robert F. Gibson, Jr. (8)...................     124,000               6.4%
Executive Officers and......................     401,332              18.7%
Directors as a Group


_________________
(1) Based upon 1,821,983 shares of Common Stock outstanding as of September 23, 1996.
(2) The address for all officers and directors is 7502 Mesa Road, Houston, Texas 77028.
(3) Includes 1,312,202 shares purchasable under warrants exercisable within 60 days.
(4) Includes 160,000 shares purchasable under options exercisable within 60 days.
(5) Includes 160,000 shares purchasable under options exercisable within 60 days.
(6) Includes 490,012 shares purchasable under warrants exercisable within 60 days. The address of such beneficial owner is Caroline Center, 10th Floor, 28 Yun Ping Road, Causeway Bay, Hong Kong.
(7) Includes 92,600 shares purchasable under warrants exercisable within 60 days. The address of such beneficial owner is P. O. Box 173, Roadtown Main Street, British Virgin Islands.
(8) Includes 120,000 shares purchasable under warrants exercisable within 60 days. The address of such beneficial owner is unavailable.
(9) The Company has been informed that these entities hold shares for numerous beneficial owners, the identities of which beneficial owners have not been disclosed to the Company as of the date of this filing.
(10) The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        DANIEL SETTLEMENT

        As described below, the Company is a party to various transactions with Edward L. Daniel, former Chairman of the Board and principal shareholder, and certain of his affiliates. Edward L. Daniel and those affiliates have entered into global settlements with respect to those transactions pursuant to a definitive Settlement Agreement executed on June 30, 1994 (the "Settlement Agreement"). The terms of those transactions and the Settlement Agreement are described below.

        Equity Contract Notes. In October, 1991, the Board of Directors of the Company approved an "Equity Note Plan," pursuant to which the Company could issue promissory notes to be repaid five years from the issue date solely in unregistered shares of the Company's Common Stock valued at $0.625 per share ($9.375 per share, as adjusted for the one-for-fifteen reverse stock split effective December 17, 1992). In addition, under the Equity Note Plan, upon maturity of a note the noteholder would be entitled to purchase one additional share of Common Stock for each share issued in repayment of the note at a purchase price of $0.625 per share ($9.375 per share, as adjusted). Pursuant to the Equity Note Plan, notes could be issued only in $50,000 denominations, with the total amount of notes to be issued by the Company not to exceed $3,000,000.

        On March 31, 1993, the terms of the Equity Contract Notes were modified, and accordingly, upon maturity, the principal amount of the single remaining outstanding Equity Contract Note became payable in shares of Common Stock of the Company valued at $3.00 per share. The modified Equity Contract Notes provided for interest at a rate of prime plus 2% per annum, payable quarterly in cash, additional Equity Contract Notes, or Common Stock of the Company valued at $3.00 per share, with such $3.00 per share conversion rate subject to adjustment for recapitalization, mergers, consolidations, and similar transactions. Indebtedness represented by the Note was expressly subordinated in right of payment to senior indebtedness, which includes all obligations of the Company for borrowed money. The modified Equity Contract Notes also contain a "most favored investor" clause providing that, in the event of any subsequent offering of any new equity or convertible financing by the Company, the holder of the Equity Contract Note is entitled to receive conversion rights or warrants at least as favorable as those offered to any third party in any such subsequent offering to the extent that the subsequent offering was made on more attractive terms than were in effect when the Notes were issued. Accordingly, following the Company's offering in December, 1993 of units consisting of one share of Common Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant, Edward L. Daniel and Joan J. Daniel became entitled to receive one unit per each $3.00 of principal amount of the Note (for a total of 656,101 shares of Common Stock, 656,101 Class A Common Stock Purchase Warrants, and 656,101 Class B Common Stock Purchase Warrants) in lieu of the 656,101 shares of Common Stock that they otherwise would have been entitled to receive.

        Pursuant to the Settlement Agreement, the Company prepaid the Equity Contract Notes issued to Edward L. Daniel and Joan J. Daniel to the extent of $1,050,000, by issuing to Edward L. Daniel and Joan J. Daniel 10,000 shares of its Series B Convertible Preferred Stock, 350,000 Class A Common Stock Purchase Warrants, and 350,000 Class B Common Stock Purchase Warrants. The Company prepaid the Equity Contract Notes without penalty or discount, and believes that the fair market value of the Series B Preferred Stock issued to Edward L. Daniel and Joan J. Daniel upon retirement of the Equity Contract Notes was, at the time of issuance, approximately $1,050,000. This value of the Series B Preferred Stock was established by the Company based upon the sixty-to-one conversion rate of the Series B Preferred Stock and a market price for the Common Stock of $3.50 per share. This value was discounted by fifty percent due to the transfer restrictions on the shares, the lack of voting rights, the number of shares being acquired and other characteristics of the Series B Preferred Stock. The Company issued a replacement Equity Contract Note to Edward L. Daniel and Joan
J. Daniel for the remaining principal amount of $918,304.

        The Company recorded as dividends, interest of $63,700 and $73,464 on Equity Contract Notes for the fiscal years 1995 and 1996.

        Leases of Real Property. The Company leases its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel. DDC and the Company amended the Houston Lease by reducing the remaining term to five years (it will now expire in 1999), and by reducing the monthly rental from $14,500 to $10,000. DDC also granted the Company an option to purchase the houston facility, which option may be exercised by the Company at any time prior to December 31, 1999 by the Company's issuance to DDC of 14,000 shares of the Company's Series C Convertible Preferred Stock. Upon the Company's exercise of its option to purchase the Houston facility, Edward L. Daniel and Joan J. Daniel will surrender the $918,304 Equity Contract Note issued to them on june 30, 1994 (see "Equity Contract Notes" above), in exchange for which the Company will surrender to Edward L. and Joan
J. Daniel the DDC Note (see "Short Term Advances " below).

        Short Term Advances. The Company has from time to time advanced funds to Edward L. Daniel in the form of unsecured, non-interest bearing short-term loans. In addition, Edward L. Daniel, while in his capacity as President of the Company, had from time to time performed certain services for Auster Company, Ltd. ("Auster"), a Hong Kong Company and former shareholder of the Company, for which Auster owed the Company approximately $315,000 as of June 30, 1994, which amount had been due and owing in excess of one year.

        Pursuant to the Settlement Agreement, DDC assumed the obligations of each of Edward L. Daniel and Auster to the Company, and in payment therefor issued the Company its promissory note (the "DDC Note") in the principal amount of $853,397, which DDC Note bears interest at 8% per annum and is payable in full on December 31, 1999.



        SHAREHOLDER LOAN

        In November, 1993, the Company borrowed $200,000 from Mrs. Jane Daniel, Edward L. Daniel's mother and a shareholder. The loan is evidenced by a three-year unsecured note carrying interest at 10% per annum, payable in monthly installments of $6,453, the last of which is due in November 1996. The proceeds of the loan were used by the Company as working capital.

        LETTER AGREEMENTS REGARDING SERVICES RENDERED BY EDWARD L. DANIEL

        From January 1, 1996 through December 31, 1999, as part of Edward L. Daniel's resignation as officer and director, Omni agreed to pay Edward L. Daniel a consulting fee of $20,000 per month, of which $4,168 may, at Omni's election, be paid in shares of Series B Preferred Stock. The rate of such fee shall increase to $24,168 per month when the Series B Preferred Shares are converted into Omni common stock of which $4,168 may, at Omni's election, be paid in shares of Series B Preferred Stock. In addition, Omni will continue Edward L. Daniel's medical health insurance coverage.

        The letter of agreement effective November 1, 1994, between the Company and LaPlante wherein Omni Resources paid LaPlante an aggregate monthly fee of $22,000, which included a fee for the services rendered thereunder in the amount of $12,000 per month, and an additional $10,000 per month for reimbursement of business related expenses including travel, lodging and entertainment was terminated effective January 1, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             OMNI U.S.A., INC.



                                             BY:  /S/ JEFFREY K. DANIEL
                                                  ---------------------
                                                  JEFFREY K. DANIEL
                                                  CHIEF EXECUTIVE OFFICER
                                                  AND PRESIDENT


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.


  SIGNATURE                            TITLE                      DATE
  ---------                            -----                      ----



/s/ JEFFREY K. DANIEL   CHIEF EXECUTIVE OFFICER & PRESIDENT  OCTOBER 15, 1996
---------------------
JEFFREY K. DANIEL



/S/ CRAIG L. DANIEL     VICE PRESIDENT AND DIRECTOR          OCTOBER 15, 1996
-------------------
CRAIG L. DANIEL

                               INDEX OF EXHIBITS


 Exhibit No.                    Name of Exhibit
 -----------                    ---------------

3.1 Amended and Restated Articles of the Company, as amended November 30, 1994. Incorporated by reference from the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on December 22, 1994.

3.2 Certificate of Designation of Series A Redeemable Convertible Preferred Stock. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

3.3 Certificate of Designation of Series B Convertible and Series C Convertible Preferred Stock. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

3.4 By-laws of the Company. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

4.1 Certificate of Designation of Series A Redeemable Convertible Preferred Stock. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

4.2 Certificate of Designation of Series B Convertible and Series C Convertible Preferred Stock. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

4.3 Form of Class A Common Stock Purchase Warrant. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

4.4 Form of Class B Common Stock Purchase Warrant. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

4.5 Equity Contract Note dated as of June 30, 1994 issued to Edward L. Daniel in the original principal amount of $918,304. Incorporated by reference from the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on December 22, 1994.

4.6 Equity Contract Note dated as of November 29, 1991 issued to Edward L. Daniel in the principal amount of $1,000,000. Incorporated by reference from the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on January 30, 1995.

4.7 Corrected Registered Equity Contract Note dated as of June 30, 1993 issued to Edward L. Daniel in the original principal amount of $1,968,304.02. Incorporated by reference from the Company's Amendment No. 2 to Registration Statement on Form SB-2 filed with the Commission on January 30, 1995.

10.1 Settlement Agreement dated as of June 30, 1994 by and among the Company, Edward L. Daniel, Joan J. Daniel, and Daniel Development Corporation. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

10.2 1994 Qualified Stock Option Plan. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

10.3 1994 Non-Qualified Stock Option Plan. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

10.4 Stock Option Grant to Jeffrey Daniel. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

10.5 Stock Option Grant to Craig Daniel. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

10.6 Letter Agreement dated November 1, 1994 between the Company, Edward L. Daniel, and LaPlante Compressor Limited. Incorporated by reference from the Company's Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on December 22, 1994.

10.7 Articles of Association for Omni Gear Shanghai Ltd. dated December 21, 1994 between the Company and Shanghai Shengang Metallurgical Industry Company. Incorporated by reference from the Company's Amendment No. 6 to Registration Statement on Form SB-2 filed with the Commission on April 17, 1995.

10.8 Cooperative Joint Venture Contract for the Formation and Operation of Shanghai Omni Gear Co., Ltd. dated December 12, 1994 between Omni Resources (H.G.) Limited and Shanghai Shengang Metallurgical Industry Company. Incorporated by reference from the Company's Amendment No. 6 to Registration Statement on Form SB-2 filed with the Commission on April 17, 1995.

21.1 Subsidiaries of the Registrant. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

23.1     Consent of Harper & Pearson Company.