Form 10QSB
period 1996-09-30
OMNI USA INC
filed 1996-11-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

Commission File Number:  0-17493

                               OMNI U.S.A., INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0237223
          ----------------                       ----------------------
    (State of Incorporation)                (IRS Employer Identification No.)

                     7502 Mesa Road, Houston, Texas  77028
                    (Address of principal executive offices)

                                (713) 635-6331
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]   No ____



At November 14, 1996, there were 2,067,350 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
  September 30, 1996 and June 30, 1996

Condensed Consolidated Statements of Operations
  For the Three Months Ended September 30, 1996 and September 30, 1995

Condensed Consolidated Statements of Cash Flows
  For the Three Months Ended September 30, 1996 and September 30, 1995

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                      OMNI U.S.A INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months ended September 30, 1996 and 1995




                                                     1996           1995
                                                  ----------     ----------
NET SALES                                         $2,854,959     $1,717,576


COST OF SALES                                      2,127,264      1,247,369
                                                  ----------     ----------


      Gross Profit                                   727,695        470,207
                                                  ----------     ----------


OPERATING EXPENSES
   Selling, general and administrative               715,688        662,488

                                                     715,688        662,488
                                                  ----------     ----------


      Operating income (loss)                         12,007       (192,281)
                                                  ----------     ----------


OTHER INCOME (EXPENSE)
   Commission income                                     -0-          3,985
   Interest expense                                  (30,670)        (4,470)
   Other, net                                         18,704         23,195
                                                  ----------     ----------

                                                     (11,966)        22,710
                                                  ----------     ----------


NET INCOME (LOSS)                                 $       41     $ (169,571)
                                                  ==========     ==========

NET LOSS PER COMMON SHARE                         $    (0.02)    $    (0.11)
                                                  ==========     ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       1,810,827      1,635,486
                                                  ==========     ==========


             The accompanying notes are an integral part of the
                     consolidated financial statements.

                      OMNI U.S.A INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and JUNE 30, 1996

                                   ASSETS
                                          September 30, 1996  June 30, 1996
                                          ------------------  -------------
CURRENT ASSETS
   Cash                                        $  612,538      $  494,681
   Accounts receivable, trade, net              1,746,377       1,700,753
   Accounts receivable, related parties            86,603          86,808
   Inventories                                  1,851,220       1,760,643
   Tooling advance                                120,000         120,000
   Prepaid expenses                               244,786         198,360
                                               ----------      ----------

               TOTAL CURRENT ASSETS             4,661,524       4,361,245
                                               ----------      ----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization      799,105         762,541
                                               ----------      ----------

OTHER ASSETS
   Organizational cost                             48,300          51,195
   Intangible assets                              125,387         132,600
   Note receivable, affiliate                     853,397         853,397
   Prepaid royalties                              199,376         199,376
   Long term deposits                              60,559          60,559

              TOTAL OTHER ASSETS                1,287,019       1,297,127
                                               ----------      ----------

TOTAL ASSETS                                   $6,747,648      $6,420,913
                                               ==========      ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $1,517,000      $1,746,005
   Line of credit                               1,306,652       1,505,635
   Accrued expenses                               681,150         452,724
   Current portion of long-term debt              199,032         215,868
                                               ----------      ----------

               TOTAL CURRENT LIABILITIES        3,703,834       3,920,232
                                               ----------      ----------

LONG-TERM DEBT                                     19,919          26,230
                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock                                    101             101
   Common stock                                     9,326           9,020
   Equity contract notes                          918,304         918,304
   Subordinated convertible debentures            453,293             -0-
   Additional paid-in capital                   4,520,088       4,391,171
   Retained earnings (deficit)                 (2,973,419)     (2,942,176)
   Foreign currency translation adjustment         96,202          98,031
                                               ----------      ----------

               TOTAL STOCKHOLDERS' EQUITY       3,023,895       2,474,451
                                               ----------      ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $6,747,648      $6,420,913
                                               ==========      ==========



             The accompanying notes are an integral part of the
                     consolidated financial statements.

                      OMNI U.S.A INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended September 30, 1996 and 1995

                                                              30-Sep-96        30-Sep-95
                                                              ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $        41         $(169,571)
                                                            -----------         ---------
   Adjustments to reconcile net income (loss) to net cash
      (used) provided by operating activities:
         Depreciation and amortization                           51,229            48,626
         Gain on sale of property and equipment                     -0-               -0-
         Non cash expenses                                       83,465               -0-
         Changes in operating assets and liabilities:
            Accounts receivable                              (1,139,758)          (69,746)
            Inventories                                        (756,863)           58,541
            Prepaid expenses                                    (25,395)          (55,413)
            Long term deposits                                  (60,559)              -0-
            Accounts payable and accrued expenses             2,180,394           256,243
                                                            -----------         ---------
               Total adjustments                                332,514           238,250
                                                            -----------         ---------
               Net cash (used) provided by operating
                  activities                                    332,555            68,679
                                                            -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         (327,592)          (45,575)
    Proceeds from sale of property and equipment                    -0-               -0-
    Purchase of intangible assets and organization cost          40,012           (62,958)
                                                            -----------         ---------
              Net cash used by investing activities            (287,580)         (108,533)
                                                            -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                   (34,166)           36,575
   Net proceeds from issuance of stock and debentures           451,860               -0-
                                                            -----------         ---------
               Net cash provided by financing
                  activities                                    417,694            36,575
                                                            -----------         ---------
NET INCREASE(DECREASE) IN CASH                                  462,670            (3,279)

CASH AT BEGINNING OF YEAR                                       149,867           153,146
                                                            -----------         ---------
CASH AT END OF YEAR                                         $   612,538         $ 149,867
                                                            ===========         =========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 1996, and the results of their operations and cash flows for the three month periods ended September 30, 1996, and September 30, 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted income (loss) per share are based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 1996, and September 30, 1995, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted income (loss) per share.

3. Interest paid on debt for the three months ended September 30, 1996 and 1995, was $30,670 and $4,470, respectively. No interest was paid on equity contract notes for the periods ended September 30, 1996 or September 30, 1995. No income taxes were paid during the three months ended September 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Form 10-KSB, a copy of which may be obtained by writing to the Investor Relations Department, Omni U.S.A., Inc., 7502 Mesa Road, Houston, Texas
77028.

Liquidity and Capital Resources

         The Company had a working capital balance of $957,690 as of September 30, 1996. This balance represents a increase of $516,677 from working capital of $441,013 at June 30, 1996. The increase in working capital was due to decreased current liabilities of $216,398, offset by increased current assets of $300,279, particularly cash, inventory and prepaid expenses ($254,860). Current ratio increased from 1.1 at June 30, 1996 to 1.3 at September 30, 1996.

         The cash balance was $612,538 as of September 30, 1996, an increase of $117,857 compared with June 30, 1996. Accounts receivable were $45,624 greater than June 30, 1996, and the receivable collection period decreased from 60 days to 56 days from June 30, 1996 to September 30, 1996, respectively.

         The Company's inventories increased by $90,577 or approximately 5% during the quarter. At September 30, 1996, the Company had 80 days cost in inventory compared to 85 days cost in inventory at June 30, 1996. The Company reduces inventory purchases as current inventory levels are adequate to support Company sales.

         During the quarter, the Company issued $500,000 of subordinated convertible debentures in a private transaction. The Company believes that between its access to the revolving credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements and known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures.

Results of Operations - First Quarter Results

         The Company had a net profit of $41 ($.02 loss per share) for the quarter ended September 30, 1996, compared with net loss of $169,571 ($.11 loss per share) for the quarter ended September 30, 1995. Earnings per share are calculated after preferred stock dividends and a provision for interest (dividends) on equity contract notes (collectively $31,285 in the first quarter of 1996 and $18,366 in the first quarter of 1995). Operating income was $12,007 for the quarter ended September 30, 1996, compared with an operating loss of $192,281 for the quarter ended September 30, 1995.

         Consolidated net sales were $2,854,959 in the first quarter of fiscal year 1997, a 66% increase over net sales of $1,717,576 in the first quarter of fiscal year 1996. This increase resulted primarily from significant increases in irrigation and planetary gearbox sales during the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995. Gearbox sales continue to dominate the Company's sales mix during the first quarter representing 96% of total sales, with towing products representing 4% of total sales. Omni U.S.A., Inc. contributed 94% of the total sales and Omni Resources, Ltd., the Company's Hong Kong subsidiary, contributed 6% for the three months ending September 30, 1996.

         Gross profit as a percentage of sales was approximately 25% for the quarter ended September 30, 1996. This represents an approximate 2% decrease from the quarter ended September 30, 1995, due primarily to sales mix changes as well as lower margins generally associated with sales generated by Omni Resources, Ltd.

         Selling, general and administrative expenses were $715,688 for the quarter ended September 30, 1996, an increase of $50,348 or approximately 7% over the quarter ended September 30, 1995. The significant changes in selling, general and administrative expenses were in increased rent, insurance, production supplies, and professional services, primarily associated with the Company's Shanghai facility.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         There have been no material changes from the disclosure in the Company's Form 10- KSB for the fiscal year ended June 30, 1996.

Item 2.  Change in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         October 18, 1996 - Acquisition of 100% of Butler Products Corporation Common Stock.

         The following exhibits were filed as part of the exhibit section in the Company's Form 8-K filed October 18, 1996, and are incorporated herein by reference:

         10.9 Butler Products Corporation Share Purchase Agreement dated October 1, 1996, together with exhibits as follows:
                    -Junior Subordinated Promissory Note to Frank E. Jakubec -Junior Subordinated Promissory Note to Dennis W. Swim -Employment Agreement between Butler Products Corporation and Frank E. Jakubec
                    -Employment Agreement between Butler Products Corporation
                     and Dennis W. Swim

                    -Noncompetition Agreement between Butler Products
                     Corporation and Frank E.Jakubec
                    -Noncompetition Agreement between Butler Products
                     Corporation and Dennis W. Swim

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMNI U.S.A., INC.

Date:  November 14, 1996

                                       By: /s/ Jeffrey K. Daniel
                                           -------------------------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                Description
-------              -----------

  27         Financial Data Schedule