Form 10QSB
period 1996-12-31
OMNI USA INC
filed 1997-02-14
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                        Commission File Number: 0-17493

                                OMNI U.S.A., INC.
             (Exact name of registrant as specified in its charter)

        NEVADA                                           88-0237223
(State of Incorporation)                     (IRS Employer Identification No.)

                      7502 MESA ROAD, HOUSTON, TEXAS 77028
                    (Address of principal executive offices)

                                 (713) 635-6331
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

At February 10, 1997, there were 2,122,206 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets -
  December 31, 1996 and June 30, 1996

Consolidated Statements of Operations
  For the Three Months and the Six Months Ended December 31, 1996 and December 31, 1995

Consolidated Statements of Cash Flows
  For the Three Months and the Six Months Ended December 31, 1996 and December 31, 1995

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of
  Operations.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND JUNE 30, 1996

                                     ASSETS

                                             December 31, 1996  June 30, 1996
                                             -----------------  -------------
CURRENT ASSETS
   Cash ......................................  $    94,414      $   494,681
   Accounts receivable, trade, net ...........    1,737,494        1,700,753
   Accounts receivable, related parties ......      106,095           86,808
   Inventories ...............................    2,396,293        1,760,643
   Tooling advance ...........................      120,000          120,000
   Prepaid expenses ..........................      241,998          198,360
                                                -----------      -----------
               TOTAL CURRENT ASSETS ..........    4,696,294        4,361,245
                                                -----------      -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization .    1,804,226          762,541
                                                -----------      -----------
OTHER ASSETS
   Organizational cost .......................       46,370           51,195
   Intangible assets .........................      359,438          132,600
   Note receivable, affiliate ................      853,397          853,397
   Prepaid royalties .........................      199,376          199,376
   Long term deposits ........................       60,559           60,559
                                                -----------      -----------
              TOTAL OTHER ASSETS .............    1,519,140        1,297,127
                                                -----------      -----------
TOTAL ASSETS .................................  $ 8,019,660      $ 6,420,913
                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..........................  $ 1,878,621      $ 1,746,005
   Line of credit ............................    1,190,055        1,505,635
   Accrued expenses ..........................      644,075          452,724
   Current portion of long-term debt .........      358,392          215,868
                                                -----------      -----------
               TOTAL CURRENT LIABILITIES .....    4,071,143        3,920,232
                                                -----------      -----------
DEFERRED CREDITS .............................        9,821              -0-
LONG-TERM DEBT ...............................      834,512           26,230
                                                -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock ...........................          102              101
   Common stock ..............................       10,466            9,020
   Treasury stock ............................       (3,000)             -0-
   Equity contract notes .....................      918,304          918,304
   Subordinated convertible debentures .......      380,015              -0-
   Additional paid-in capital ................    4,817,128        4,391,171
   Retained earnings (deficit) ...............   (3,116,862)      (2,942,176)
   Foreign currency translation adjustment ...       98,031           98,031
                                                -----------      -----------

               TOTAL STOCKHOLDERS' EQUITY ....    3,104,184        2,474,451
                                                -----------      -----------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY ....  $ 8,019,660      $ 6,420,913
                                                ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDAED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND SIXTH MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                            For the             For the               For the            For the
                                                            Three                Three                  Six                Six
                                                         Months Ended         Months Ended          Months Ended        Months Ended
                                                         December 31,         December 31,          December 31,        December 31,
                                                             1996                 1995                  1996                1995
                                                         -----------          -----------          -----------          -----------
NET SALES ......................................         $ 2,898,460          $ 1,817,294          $ 5,753,419          $ 3,534,871

COST OF SALES ..................................           2,152,106            1,315,691            4,279,370            2,563,060
                                                         -----------          -----------          -----------          -----------
      Gross Profit .............................             746,354              501,603            1,474,049              971,811

OPERATING EXPENSES
   Selling, general and administrative .........             824,731              630,957            1,540,505            1,293,446
                                                         -----------          -----------          -----------          -----------
      Operating income (loss) ..................             (78,377)            (129,354)             (66,456)            (321,635)
                                                         -----------          -----------          -----------          -----------
OTHER INCOME (EXPENSE)
   Interest expense ............................             (58,569)              (5,057)             (89,239)              (9,527)
   Other, net ..................................              24,591               21,414               43,295               48,593
                                                         -----------          -----------          -----------          -----------
OTHER INCOME (EXPENSE) .........................             (33,978)              16,357              (45,944)              39,066
                                                         -----------          -----------          -----------          -----------
NET INCOME (LOSS) ..............................         $  (112,355)         $  (112,997)         $  (112,400)         $  (282,569)
                                                         ===========          ===========          ===========          ===========
NET LOSS PER COMMON SHARE ......................         $     (0.07)         $     (0.07)         $     (0.09)         $     (0.19)
                                                         ===========          ===========          ===========          ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ......................           2,073,022            1,793,112            1,941,924            1,714,299
                                                         ===========          ===========          ===========          ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       OMNI U.S.A, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND SIXTH MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                  FOR THE           FOR THE           FOR THE            FOR THE
                                                                   THREE             THREE              SIX                SIX
                                                                   MONTHS            MONTHS            MONTHS             MONTHS
                                                                   ENDED             ENDED             ENDED              ENDED
                                                                DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                    1996              1995               1996               1995
                                                                -----------         ---------         -----------       -----------
Cash flows from operating activities:
Net income (loss) ......................................        $  (112,355)        $(112,998)        $  (112,400)        $(282,569)
Depreciation and amortization ..........................             64,050            44,228             115,279            92,853
Changes in operating assets and liabilities ............           (341,185)           79,075            (749,214)          268,700
                                                                -----------         ---------         -----------         ---------
Net Cash Provided (Used) by Operating Activities .......           (389,490)           10,305            (746,335)           78,984
                                                                -----------         ---------         -----------         ---------
Net Cash Provided (Used) by Investing Activities:
Capital expenditures ...................................         (1,303,222)          (86,749)         (1,378,977)         (195,282)
                                                                -----------         ---------         -----------         ---------
Cash flows from financing activities:
Proceeds from equity issuances .........................            190,814              --               742,130              --
Changes in long-term debt ..............................            983,774           (21,860)            982,915            14,715
                                                                -----------         ---------         -----------         ---------
Net Cash Provided (Used) by Financing Activities .......          1,174,588           (21,860)          1,725,045            14,715
                                                                -----------         ---------         -----------         ---------
Net Change in Cash During the Period ...................           (518,124)          (98,304)           (400,267)         (101,583)
Cash at Beginning of the Period ........................            612,538           149,867             494,681           153,146
                                                                -----------         ---------         -----------         ---------
Cash at End of the Period ..............................        $    94,414         $  51,563         $    94,414         $  51,563
                                                                ===========         =========         ===========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         OMNI USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 1996 and the results of their operations and cash flows for the three month periods and the six month periods ended December 31, 1996 and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted income (loss) per share are based on the weighted average number of shares of common stock outstanding. For the periods ended December 31, 1996 and December 31, 1995, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted income (loss) per share. Income (loss) per share is calculated after a provision for interest (dividends) on equity contract notes.

3. Interest paid on debt for the three months ended December 31, 1996 and 1995, was 58,569 and $5,057, respectively. Interest paid on debt for the six months ended December 31, 1996 and 1995, was $89,239 and $9,527, respectively. No interest was paid on equity contract notes for the three months or the six months ended December 31, 1996 or December 31, 1995. No income taxes were paid during the three months or the six months ended December 31, 1996 and 1995, respectively.

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

SALE OF DEBENTURES

        Omni sold Subordinated Convertible Debentures ("Debentures") in the amount of $500,000 to an individual ("Holder") in July 1996. The Debentures have an interest rate of 8% per year, payable semi-annually in common stock of Omni, at the Company's option and are due June 30, 1999, payable in common stock of Omni, at Omni's option. The obligations under these Debentures are subordinate to all senior indebtedness.

        The Debentures are convertible into common stock of Omni at the option of Holder at any time. The number of shares into which the Debentures are convertible, whether converted by Holder prior to maturity, or by the Company at maturity, including any issuances for payment of interest, are calculated based on a conversion price. The conversion price is defined as 75% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion date; however, the maximum conversion price is $2.50 per common share.

        The Company recorded the Debentures as equity in the amount of $477,150, which is net after $22,850 of costs related to the issuance.

        Since issuance of the Debentures in July 1996 through December 31, 1996, Holder has converted a total of $100,000 of Debentures into 94,596 common shares at an average conversion price of $1.03 per share. In January 1997, Holder converted an additional $25,000 of Debentures into 31,860 common shares at a conversion price of $0.78 per share. All conversions include payments of related interest in the form of common shares.

PURCHASE OF TREASURY SHARES

        The Company purchased 2,000 of its common shares on the open market for $3,000 ($1.50 per share) in December 1996 pursuant to a repurchase program announced in November 1996. The Company also purchased 3,000 of its common shares for $3,625 (average of $1.21 per share) in January 1997. The Company intends to purchase additional shares for the treasury, which will be used in connection with acquisitions or for employee awards.

ACQUISITION OF BUTLER PRODUCTS CORP.

        On October 4, 1996, the Company acquired 100% of the common stock of Butler Products Corp. ("BPC"), a Kentucky corporation located in Butler, Kentucky for $937,400. BPC is a manufacturer of stabilizer and landing gear jacks and trailer products sold to manufacturers and distributors of heavy duty trailers. The stock was purchased from the sole shareholders of BPC, Messrs. Frank E. Jakubec and Dennis W. Swim, who were unaffiliated with the Company at the time of acquisition. Terms of the transaction included payments to the shareholders of BPC of $225,000 in cash, $500,000 in junior subordinated notes due in 2003, and 150,000 shares of common stock of the Company valued at $212,400. BPC has been engaged in the business of manufacturing jack and trailer products for over 40 years. The Company intends to utilize the assets of BPC to continue in that business.

        The Company acquired trade receivables, inventories and other current assets of about $730,000, property valued at about $810,000 for financial statement purposes, and assumed trade payables, accrued expenses and debt of about $850,000. In connection with the acquisition, the Company recognized about $250,000 of goodwill, which it intends to amortize over 40 years.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $625,151 as of December 31, 1996, an increase of $184,138 from June 30, 1996 and a decrease of $332,539 from September 30, 1996. The change from June 30, 1996 was mostly attributable to the sale of debentures of about $477,000 (net of costs of issuance), reduced by cash payments of $225,000 in connection with the Butler acquisition, and increases in inventory. The change from September 30, 1996 to June 30, 1996 results primarily from the acquisition of Butler and increases in inventory. The current ratio was
1.1 at June 30, 1996, 1.3 at September 30, 1996, and 1.2 at December 31, 1996.
During the quarter ended December 31, 1996, the Company financed about $200,000 of equipment for use in its China manufacturing facility with long term debt.

        The cash balance was $94,414 as of December 31, 1996, a decrease of $400,267 compared with June 30, 1996. Generally, the Company has been providing cash to fund business expansion in its China manufacturing facility and to acquire Butler. Accounts receivable collection period was about 55 days for the quarter and 56 days for the six months ended December 31, 1996. Inventories were $2,396,293 as of December 31, 1996, which represents about 103 days cost of sales. The Company believes that the current level of inventories is appropriate.

LINE OF CREDIT

        In December, 1996, the Company renewed and increased to $1.9 million its revolving line of credit, secured by substantially all of the Company's assets. The Company believes that the increased working capital requirements to fund anticipated and normal increase in sales activity for the last two quarters of fiscal year ending June 30, 1997, can be adequately provided through operations and the revolving line of credit.

RESULTS OF OPERATIONS - RESULTS FOR QUARTER ENDED DECEMBER 31, 1996 COMPARED WITH QUARTER ENDED DECEMBER 31, 1995

        During the quarter ended December 31, 1996, the Company incurred a net loss of $112,355 ($0.07 per share) compared with a net loss of $112,997 ($0.07 per share) for the quarter ended December 31, 1995. Sales increased by $1,081,166 in the quarter ended December 31, 1996 compared with the quarter ended December 31, 1995, however, decreased profit margin of about 2% and increased selling, general and administrative expenses of approximately $190,000 and increased interest expense of about $50,000 reduced earnings.

        Consolidated net sales were about $2,898,000 for the quarter ended December 31, 1996, an increase of about 59% from net sales of about $1,817,000 for the quarter ended December 31, 1995. The approximately $1,080,000 increase in net sales resulted from an increase in each product line. Sales of towing products by Butler, the new-acquired subsidiary, for the quarter were about $680,000, representing all of the increase in sales of towing products. Sales of gear boxes increased about $400,000 compared with the same quarter in the previous year, with increases occurring in all products. Sales of gear boxes represented 72% of sales for the current quarter ended December 31, 1996, compared with 90% of sales for the same quarter one year ago. Towing products represented 28% of sales for the quarter ended December 31, 1996, and the Company expects further improvement in sales of towing products as a result of the acquisition of Butler.

        Geographically, sales through the Houston distribution facility were 69% of sales and increased by about $580,000 compared with the same quarter last year, sales by the Hong Kong subsidiary decreased about $180,000, and sales by Butler were $680,000 (23% of sales) in the current quarter, which was the first quarter after the acquisition of Butler. Production from the Shanghai manufacturing facility was about $50,000 for the quarter ended December 31, 1996.

        The Company traditionally has lower sales in the first and second fiscal quarters, and believes that fiscal 1997 will continue that sales pattern. In addition, the Butler acquisition will continue to contribute to sales.

        During the quarter ended December 31, 1996, two customers represented approximately 32% of consolidated net sales.

        Gross profit was $746,354 for quarter ended December 31, 1996 compared with $501,603 in 1995; however, the gross profit margin decreased from 28% to 26%. Generally, the gross profit margin ranges from 25% to 30% for different products the Company sells. The decrease in profit margin results primarily from a different product mix. The Company expects gross margins to improve as more complex gear products are designed, developed, and added to the products distributed to market.

        Selling, general and administrative expenses were about $193,774 greater in the quarter ended December 31, 1996 compared with the quarter ended December 31, 1995. Such expenses were about 28% of net sales compared to 35% for the quarters ended December 1996 and 1995, respectively. The increase in selling, general and administrative expenses is primarily personnel and professional fee costs.

        Other income is primarily attributed to interest receivable of about $17,000 on the note receivable from Daniel Development Company dated June 30, 1995. Interest expense increased about $50,000 as a result of increased lines of credit and long-term debt.

RESULTS OF OPERATIONS - RESULTS FOR SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1995

        The Company had a net loss of $112,400 ($0.09 per share) for the six months ended December 31, 1996, compared with a net loss of $282,569 ($.19 per share) for the six months ended December 31, 1995. The reduction in net loss resulted from a significant increase in net sales, offset by a reduction in gross profit as a percent of sales of about 2%, and increases in selling, general and administrative and interest expenses.

        Consolidated net sales were $5,753,419 for the first six months ended December 31, 1996, an increase of about 63% from net sales of $3,534,871 for the six months ended December 31, 1995. The increase in net sales for the six months ended December 31, 1996 compared with the six months ended December 31, 1995 resulted from an increase in each product line. Sales of gear boxes increased about $1.7 million and sales of towing products, resulting from the Butler acquisition on October 4, 1996, provided increases in sales of towing products. Sales of gear boxes represented 84% of sales for the six months ended December 31, 1996, compared with 88% of sales for the same period one year ago. the Company expects to continue the trend of increased percentage of its sales coming from the towing products category.

        Geographically, sales through the Houston distribution facility accounted for 81% of sales and increased by about $2 million compared with the same period last year, but sales by the Hong Kong subsidiary decreased about $470,000. Sales by Butler represented 12% of sales in the six months ended December 31, 1996. Production from the Shanghai manufacturing facility was about $140,000 for the six months ended December 31, 1996.

        The Company traditionally has lower sales in the first and second fiscal quarters, and believes that fiscal 1997 will continue that sales pattern. In addition, the Butler acquisition will continue to contribute sales.

        One customer represented 32% of net sales for the six months ended December 31, 1996; no other customer represented more than 10% of net sales.

        The Company sustained a gross profit margin reduction of 2% during the six months ended December 31, 1996 versus the six months ended December 31, 1995, primarily as a result of different product mix. Generally, the gross profit margin ranges from 25% to 30% for different products the Company sells.

        Selling, general and administrative expenses increased by about $247,000 in the six months ended December 31, 1996 compared to the six months ended December 31, 1995. Such expenses were 27% of net sales compared to 37% for the six months ended December 31, 1996 and 1995, respectively. Significant changes in selling, general and administrative expenses for the six months ended December 31, 1996 were personnel and professional fee costs (increase of about $150,000), and rent (increase of about $50,000).

        Other income is primarily attributed to interest receivable of about $34,000 on the note receivable from Daniel Development Company dated June 30, 1995. Interest expense increased about $80,000 as a result of increased lines of credit and long-term debt.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

Item 2. CHANGE IN SECURITIES.

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OMNI U.S.A., INC.
Date:  February 10, 1997
                                                 By: /s/ JEFFREY DANIEL
                                                     Jeffrey Daniel
                                                     Chief Executive Officer
                                                     President