Form 10QSB
period 1997-03-31
OMNI USA INC
filed 1997-05-15
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 2, 1997, there were 2,163,674 shares of common stock $.004995 par value outstanding.

                      OMNI U.S.A., INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets -
  March 31, 1997 and June 30, 1996

Consolidated Statements of Operations
      For the Three Months and the Nine Months Ended March 31, 1997 and March 31, 1996

Consolidated Statements of Cash Flows
      For the Three Months and the Nine Months Ended March 31, 1997 and March 31, 1996

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996

                                         ASSETS
                                                                  March 31, 1997 June 30, 1996
                                                                   -----------   -----------
CURRENT ASSETS
   Cash .........................................................  $   362,590   $   494,681
   Accounts receivable, trade, net ..............................    2,094,229     1,700,753
   Accounts receivable, related parties .........................      109,185        86,808
   Inventories ..................................................    2,134,458     1,760,643
   Tooling advance ..............................................      115,000       120,000
   Prepaid expenses .............................................      146,623       198,360
                                                                   -----------   -----------
               TOTAL CURRENT ASSETS .............................    4,962,085     4,361,245
                                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization ....................    1,845,873       762,541
                                                                   -----------   -----------
OTHER ASSETS
   Organizational cost ..........................................       46,370        51,195
   Intangible assets ............................................      345,240       132,600
   Note receivable, affiliate ...................................      853,397       853,397
   Prepaid royalties ............................................      199,376       199,376
   Long term deposits ...........................................       60,559        60,559
                                                                   -----------   -----------
              TOTAL OTHER ASSETS ................................    1,504,942     1,297,127
                                                                   -----------   -----------
TOTAL ASSETS ....................................................  $ 8,312,900   $ 6,420,913
                                                                   ===========   ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .............................................  $ 1,788,675   $ 1,746,005
   Line of credit ...............................................    1,582,203     1,505,635
   Accrued expenses .............................................      664,588       452,724
   Current portion of long-term debt ............................      556,186       215,868
                                                                   -----------   -----------
               TOTAL CURRENT LIABILITIES ........................    4,591,652     3,920,232
                                                                   -----------   -----------
DEFERRED CREDITS ................................................          -0-           -0-
LONG-TERM DEBT ..................................................      581,842        26,230
                                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock ..............................................          102           101
   Common stock .................................................       10,827         9,020
   Treasury stock ...............................................      (14,813)          -0-
   Equity contract notes ........................................      918,304       918,304
   Subordinated convertible debentures ..........................      334,005           -0-
   Additional paid-in capital ...................................    4,879,148     4,391,171
   Retained earnings (deficit) ..................................   (3,086,198)   (2,942,176)
   Foreign currency translation adjustment ......................       98,031        98,031
                                                                   -----------   -----------
               TOTAL STOCKHOLDERS' EQUITY .......................    3,139,406     2,474,451
                                                                   -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY .......................  $ 8,312,900   $ 6,420,913
                                                                   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                        MARCH 31, 1997 AND MARCH 31, 1996

                                            FOR THE     FOR THE        FOR THE       FOR THE
                                             THREE       THREE          NINE          NINE
                                         MONTHS ENDED MONTHS ENDED  MONTHS ENDED  MONTHS ENDED
                                           MARCH 31,   MARCH 31,      MARCH 31,     MARCH 31,
                                             1997         1996          1997          1996
                                        -----------   -----------   -----------   -----------
NET SALES ............................  $ 4,219,926   $ 2,572,789   $ 9,973,345   $ 6,107,660

COST OF SALES ........................    3,220,749     1,799,560     7,500,120     4,362,619
                                        -----------   -----------   -----------   -----------
      Gross Profit ...................      999,177       773,229     2,473,225     1,745,041

OPERATING EXPENSES
   Selling, general and administrative      892,257       722,172     2,433,097     2,015,617
                                        -----------   -----------   -----------   -----------
      Operating income (loss) ........      106,920        51,057        40,128      (270,576)
                                        -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
   Interest expense ..................      (67,883)      (37,397)     (157,122)      (46,924)
   Other, net ........................       20,478        22,453        64,156        71,046
                                        -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE) ...............      (47,405)      (14,944)      (92,966)       24,122
                                        -----------   -----------   -----------   -----------
NET INCOME (LOSS) ....................  $    59,515   $    36,113   $   (52,838)  $  (246,454)
                                        ===========   ===========   ===========   ===========
NET LOSS PER COMMON SHARE ............  $      0.01   $      0.01   ($     0.08)  $     (0.16)
                                        ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ............    3,020,319     2,711,100     1,967,320     1,837,062
                                        ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                            FOR THE           FOR THE          FOR THE          FOR THE
                                                             THREE             THREE            NINE             NINE
                                                             MONTHS           MONTHS           MONTHS           MONTHS
                                                             ENDED             ENDED            ENDED            ENDED
                                                           MARCH 31,         MARCH 31,        MARCH 31,        MARCH 31,
                                                              1997             1996             1997             1996
                                                         ---------------   --------------   --------------   --------------

Cash flows from operating activities:
Net income (loss)                                           $    59,519      $    36,113      $   (52,836)      $ (246,453)
Depreciation and amortization                                    44,234           38,134          159,512          130,984
Changes in operating assets and liabilities                     315,279          231,143         (401,829)         499,843
                                                         ---------------   --------------   --------------   --------------
Net Cash Provided (Used) by Operating Activities                419,032          305,390         (295,153)         384,374
                                                         ---------------   --------------   --------------   --------------
Net Cash Provided (Used) by Investing Activities:
Capital expenditures                                            (71,683)         (53,987)      (1,450,659)        (249,269)
                                                         ---------------   --------------   --------------   --------------
Cash flows from financing activities:
Purchase of Treasury Stock                                      (11,813)               -          (14,813)               -
Proceeds from equity issuances                                        -                -          732,604                -
Changes in long-term debt                                       (67,360)          (9,491)         895,930            5,224
                                                         ---------------   --------------   --------------   --------------
Net Cash Provided (Used) by Financing Activities                (79,173)          (9,491)       1,613,721            5,224
                                                         ---------------   --------------   --------------   --------------
Net Change in Cash During the Period                            268,176          241,912         (132,091)         140,329
Cash at Beginning of the Period                                  94,414           51,563          494,681          153,146
                                                         ---------------   --------------   --------------   --------------
Cash at End of the Period                                   $   362,590      $   293,475      $   362,590       $  293,475
                                                         ===============   ==============   ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI USA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 1997 and the results of their operations and cash flows for the three month periods and the nine month periods ended March 31, 1997 and 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted income (loss) per share are based on the weighted average number of shares of common stock outstanding. For the periods ended March 31, 1997 and March 31, 1996, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted income (loss) per share. Income (loss) per share is calculated after a provision for interest (dividends) on equity contract notes.

3. Interest paid on debt for the three months ended March 31, 1997 and 1996, was $67,883 and $37,397, respectively. Interest paid on debt for the nine months ended March 31, 1997 and 1996, was $157,122 and $15,113, respectively. No interest was paid on equity contract notes for the three months or the nine months ended March 31, 1997 or March 31, 1996. No income taxes were paid during the three months or the nine months ended March 31, 1997 and 1996, respectively.

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

      Since issuance of the Debentures in July 1996 through March 31, 1997, Holder has converted a total of $150,000 of Debentures into 166,924 common shares at an average conversion price of $.99 per share. All conversions include payments of related interest in the form of common shares.

PURCHASE OF TREASURY SHARES

      The Company purchased 12,000 of its common shares on the open market for $14,812.50 (average of $1.23 per share) from November, 1996 through March 31, 1997 pursuant to a repurchase program announced in November 1996 which authorized the repurchase of up to 100,000 common shares. The Company also purchased 4,000 of its common shares for $3,750 (average of $0.94 per share) in April 1997. The Company intends to purchase additional shares for the treasury, which will be used in connection with acquisitions or for employee awards.

ACQUISITION OF BUTLER PRODUCTS CORP.

      On October 4, 1996, the Company acquired 100% of the common stock of Butler Products Corp. ("Butler"), a Kentucky corporation located in Butler, Kentucky for $937,400. Butler is a manufacturer of stabilizer and landing gear jacks and trailer products sold to manufacturers and distributors of heavy duty trailers. The stock was purchased from the sole shareholders of Butler, Messrs. Frank E. Jakubec and Dennis W. Swim, who were unaffiliated with the Company at the time of acquisition. Terms of the transaction included payments to the shareholders of Butler of $225,000 in cash, $500,000 in junior subordinated notes due in 2003, and 150,000 shares of common stock of the Company valued at $212,400. Butler has been engaged in the business of manufacturing jack and trailer products for over 40 years. The Company intends to utilize the assets of Butler to continue in that business.

      In connection with the Butler acquisition, the Company acquired trade receivables, inventories and other current assets of about $730,000, property valued at about $810,000 for financial statement purposes, and assumed trade payables, accrued expenses and debt of about $850,000. In connection with the acquisition, the Company recognized about $250,000 of goodwill, which it intends to amortize over 40 years.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had working capital of $370,433 as of March 31, 1997, a decrease of $70,580 from June 30, 1996 and a decrease of $254,718 from December 30, 1996. The decreases in working capital are due to the sale of debentures of about $477,000 (net of costs of issuance), reduced by cash payments of $225,000 in connection with the Butler acquisition and increases in receivables and inventory. The current ratio was 1.1 at March 31, 1997, and 1.1 at June 30, 1996.

      The cash balance was $362,590 as of March 31, 1997, a decrease of $132,091 compared with June 30, 1996. Contributing to the decrease is the cash expended by the Company to fund business expansion in its China manufacturing facility. Accounts receivable collection period was about 45 days for the quarter and 58 days for the nine months ended March 31, 1997. Inventories were $2,134,458 as of March 31, 1997 which represents about 60 days cost of sales. The Company believes that the current level of inventories is appropriate.

LINE OF CREDIT

      In December, 1996, the Company renewed and increased to $1.9 million its revolving line of credit, secured by substantially all of the Company's assets. The Company believes that the increased working capital requirements to fund anticipated and normal increase in sales activity for the last quarter of fiscal year ending June 30, 1997, can be adequately provided through operations and the revolving line of credit.

RESULTS OF OPERATIONS - RESULTS FOR QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996

      During the quarter ended March 31, 1997, the Company had net income of $59,515 ($0.01 per share) compared with a net income of $36,113 ($0.01 per share) for the quarter ended March 31, 1996. Sales increased by $1,647,137 in the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996. Decreased profit margin of about 6% resulted from increased sales by Butler, increased sales of irrigation products and decreased sales of higher margin planetary gear boxes. Selling, general and administrative expenses increased approximately $170,000 primarily related to increased payroll and related costs, some in connection with the China manufacturing facility. Interest expense increased about $30,000 as a result of higher level of debt related to the Butler acquisition and increased sales.

      Consolidated net sales were about $4,220,000 for the quarter ended March 31, 1997, an increase of about 64% from net sales of about $2,573,000 for the quarter ended March 31, 1996. The approximate $1,647,000 increase in net sales resulted from an increase in both major product lines. Sales of towing products by Butler, the new-acquired subsidiary, for the quarter were about $656,897 representing 85% of the increase in sales of towing products. Sales of gear boxes increased about $900,280 compared with the same quarter in the previous year, with increases occurring, mainly, in two products. Sales of gear boxes represented 76% of sales for the quarter ended March 31, 1997, compared with 91% of sales for the same quarter one year ago. Towing products represented 24% of sales for the quarter ended March 31, 1997, and the Company expects continued increases in sales of towing products as a result of the acquisition of Butler.

      Geographically, sales through the Houston distribution facility were 82% of sales; an increase of about $1,081,000 compared with the same quarter last year. Sales by the Hong Kong subsidiary decreased about $90,800, and sales by Butler were $656,897 (16% of sales) in the quarter ended March 31, 1997, which was the second quarter after the acquisition of Butler. Production from the Shanghai manufacturing facility was about $65,942 for the quarter ended March 31, 1997.

      The Company traditionally has higher sales in the third and fourth fiscal quarters, and believes that fiscal 1997 will continue that sales pattern. In addition, the Butler acquisition will continue to contribute to sales.

      During the quarter ended March 31, 1997, two customers represented approximately 21% of consolidated net sales.

      Gross profit was $999,177 for quarter ended March 31, 1997 compared with $773,229 in 1996, however, the gross profit margin decreased from 30% to 24%. Generally, the gross profit margin ranges from 25% to 30% for different products the Company sells. The decrease in profit margin results primarily from a different product mix. The Company expects gross margins to improve as more complex gear products are designed, developed, and added to the products distributed to market.

      Selling, general and administrative expenses were about $170,000 greater in the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996. Such expenses were about 21% of net sales compared to 28% for the quarters ended March 1997 and 1996, respectively. The increase in selling, general and administrative expenses is primarily personnel attributed to expansion of the Company's China manufacturing facility, and professional fee costs.

      Other income is primarily attributed to interest receivable of about $16,890 on the note receivable from Daniel Development Company dated June 30, 1994. Interest expense increased about $30,000 as a result of increased lines of credit and long-term debt.

RESULTS OF OPERATIONS - RESULTS FOR NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

      The Company had a net loss of $52,838 ($0.08 per share) for the nine months ended March 31, 1997, compared with a net loss of $246,454 ($0.16 per share) for the nine months ended March 31, 1996. The reduction in net loss resulted from an increase in net sales, offset by a reduction in gross profit as a percent of sales of about 4%, and increases in selling, general and administrative and interest expenses related primarily to the expansion of the Company's China manufacturing facility.

      Consolidated net sales were $9,973,345 for the first nine months ended March 31, 1997, an increase of about 63% from net sales of $6,107,660 for the nine months ended March 31, 1996. The increase in net sales for the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996 resulted from an increase mainly in two product lines. Sales of gear boxes increased about $2.5 million and sales of towing products, resulting from the Butler acquisition on October 4, 1996, provided increases in sales of towing products of about $1.3 million. Sales of gear boxes represented 81% of sales for the nine months ended March 31, 1997, compared with 91% of sales for the same period one year ago. The Company expects to continue the trend of increased percentage of its sales coming from the towing products category.

      Geographically, sales through the Houston distribution facility accounted for 82% of sales and increased by about $3 million compared with the same period last year, but sales by the Hong Kong subsidiary decreased about $555,600. Sales by Butler represented 13% of sales in the nine months ended March 31, 1997. Production from the Shanghai manufacturing facility was about $208,700 for the nine months ended March 31, 1997.

      The Company traditionally has higher sales in the third and fourth fiscal quarters, and believes that fiscal 1997 will continue that sales pattern. In addition, the Butler acquisition will continue to contribute sales.

      Two customers represented 31% of net sales for the nine months ended March 31, 1997; no other customer represented more than 10% of net sales.

      Gross profit margin decreased 4% during the nine months ended March 31, 1997 versus the nine months ended March 31, 1996, primarily as a result of different product mix. The gross profit margin ranges from 25% to 30% for different products the Company sells.

      Selling, general and administrative expenses increased by about $417,480 in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996. Such expenses were 24% of net sales compared to 33% for the nine months ended March 31, 1997 and 1996, respectively. Significant changes in selling, general and administrative expenses for the nine months ended March 31, 1997 were personnel and professional fee costs (increase of about $240,760), and rent (increase of about $52,400) related to the Company's expansion of its China manufacturing facility.

      Other income is primarily attributed to interest receivable of about $50,670 on the note receivable from Daniel Development Company dated June 30, 1994. Interest expense increased about $110,000 as a result of increased lines of credit and long-term debt.

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

                                      OMNI U.S.A., INC.

Date:  May 12, 1997

                                      By: /s/ JEFFREY DANIEL
                                              Jeffrey Daniel
                                              Chief Executive Officer
                                              President