Form 10KSB
period 1997-06-30
OMNI USA INC
filed 1997-09-29
CIK 846732

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                                 ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                        COMMISSION FILE NUMBER:  0-17493


                               OMNI U.S.A., INC.
                              --------------------
                              (Name of Registrant)

                 NEVADA                                88-0237223
                 ---------                             ----------
         (State of Incorporation)            (IRS Employer Identification No.)

                     7502 MESA ROAD, HOUSTON, TEXAS  77028
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $14,520,252.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 16, 1997 was approximately $3,852,842 based on quoted sales on NASDAQ on such date.

         The number of shares of the Registrant's common stock outstanding as of September 16, 1997 was 3,525,092.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Overview

         History of the Company. The Company, through its wholly-owned subsidiary Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), designs, develops, manufactures and distributes power transmissions (also known as "gearboxes" or "enclosed geardrives") for use in agricultural, industrial, "off-highway" and construction equipment. In addition, the Company, through another wholly-owned subsidiary, Butler Products Corporation, designs, develops, manufactures and distributes towing and trailer products, which include light and heavy-duty jacks and couplers used in a variety of trailers. The Company's products are distributed to original equipment manufacturers and distributors in North America and in several foreign countries including Australia, Canada, France, Mexico, New Zealand, South Africa, Thailand and Venezuela. The Company began procuring the manufacture of its products by Chinese manufacturers in China in 1980, and since 1986 substantially all of its geardrives have been manufactured in China; 30% of its towing and trailer products are manufactured in China and approximately 70% of its towing and trailer products are manufactured in the United States.

         Omni-Washington, the Company's primary operating subsidiary, was incorporated in 1961 and in 1974, began distributing power transmissions in the U.S., and later established Omni Resources to distribute its products in certain foreign markets. In 1988, Omni-Washington acquired the outstanding minority ownership interest in Omni Resources and thereafter operated it as a wholly owned subsidiary.

         Effective July 1, 1988, Ed Daniel, the sole shareholder, exchanged all of the outstanding stock of Omni- Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5 % interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company") and continued and expanded the business historically conducted by Omni-Washington. Omni's Common Stock began trading on the over-the-counter market on November 1, 1988, and since August 13, 1991, Omni's Common Stock has been listed on the NASDAQ SmallCap Market.

         In December 1994, Omni Resources formed a "Cooperative Joint Venture Limited Liability Company" to be known as "Shanghai Omni Gear Co., Ltd." ("Shanghai Omni Gear" or the "Joint Venture") with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of the manufacture and sale of planetary and industrial geardrives.

         Shanghai Omni Gear was formed in accordance with the Law of the People's Republic of China on Co-operative Joint Ventures, and its activities are governed by all laws, decrees, rules and regulations of the People's Republic of China, including, but not limited to, labor and employment, tax, foreign exchange and insurance laws and regulations. Shanghai Omni Gear is obligated to contribute five percent of its after-tax profits per year, up to a maximum of 50% of the registered capital of the Company (or $1,312,500) to a reserve, enterprise development and welfare fund for staff and workers. Shanghai Omni Gear is entitled to certain preferential tax treatments and is eligible for exemption, as determined by the Chinese Government, from custom duties, value-added tax and other levies.

         The Chinese manufacturer contributed to the Joint Venture the use of land and factory space in its manufacturing complex under a 30-year facilities lease; Omni Resources agreed to contribute an aggregate of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility, and, as of the date hereof, has contributed approximately $2,825,000 to the Joint Venture. Omni Resources controls Shanghai Omni Gear, as it appoints a majority of Shanghai Omni Gear's Board of Directors and also appoints the General Manager of the Joint Venture. The Chinese manufacturer has a single representative on Shanghai Omni Gear's Board of Directors and does not participate in the profits of Shanghai Omni Gear; its only return from Shanghai Omni Gear being a rental fee from the facilities lease, which is approximately $20,000 per month commencing January 1996. The Joint Venture is conducted as a "limited liability company," the Articles of Association of which provide that each joint venturer's liability for the obligations of the Joint Venture is limited to such joint venturer's investment.

The Joint Venture has a thirty-year term, which can be extended for an additional ten years by consent of the joint venturers. The Joint Venture may be liquidated in the event of either party's failure to perform its obligations under the Joint Venture or organizational documents.

         Since formation, Shanghai Omni Gear has begun production of the Company's planetary drive product line. The facility is being used for assembly of three planetary drives and inspection of drives produced in other Chinese manufacturing facilities. There are approximately one hundred persons employed by the Joint Venture. Additional employees will be added as the manufacturing facility is further developed. Highly skilled labor is abundant in Shanghai, and a core staff, including American and Chinese engineers, provides additional planning and development of the facility. Shanghai Omni Gear will continue to emphasize production of planetary drive products and is on track to meet the Company's targeted initial production capacity.

         The Company has been funding the Joint Venture with internally generated funds, financing of equipment, and is considering other alternatives to finance further investment in the Joint Venture and development of the facility.

         On October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corporation ("BPC"). Consideration paid to the shareholders of BPC included $225,000 in cash, $500,000 in junior subordinated notes due in 2003, and 150,000 shares of Omni Common Stock. Located in Butler, Kentucky, BPC is a long-standing manufacturer of jack and trailer products typically sold to manufacturers and distributors of heavy duty trailers. Senior management of BPC remains with the Company. The addition of BPC provides the Company with a wider range of products, will broaden Omni's customer base and increase sales of both product lines, and will provide Omni with an opportunity to participate in additional markets.

         After July 1, 1997, all towing products designed, developed, manufactured and sold by the Company are marketed under the "Butler" name and associated trademarks; all power transmission products designed, developed, manufactured and sold by the Company are marketed under the "Omni Gear" name and associated trademarks.

         The Company's strategy is to develop its power transmission and towing product lines. The Company's objectives are to: (i) expansion of the Company's planetary drive product line; (ii) acquire or develop new product lines or new markets consistent with the Company's focus and (iii) expand the Company's wholly owned manufacturing facility in Shanghai, China.

         Products

         OMNI GEAR

         Power Transmissions. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni currently distributes a standard product line of over 1500 gearbox configurations. As a percentage of revenues, Omni's power transmissions are its most significant product, representing 76% and 92% of Omni's revenues in fiscal years 1997 and 1996, respectively.

         Although Omni distributes power transmissions for numerous applications and purposes, the majority of its sales revenues are derived from sales of power transmissions manufactured for three distinct applications:

         Agricultural equipment. Omni Gear distributes power transmissions for tractor powered implements with capacities ranging from 3 to 300 horsepower for use in agricultural equipment, including post hole diggers, which are accessories attached to tractors used to dig post holes; rotary cutters, which are large, heavy duty "mowers" for use in agriculture and highway right-of-way and recreational area maintenance; and grain augers, which deliver grain to the top of grain silos. These applications require transmissions that effectively transmit horsepower, as opposed to torque. Transmissions manufactured for such applications typically employ only a few gears and the Company therefore typically refers to power transmissions for the applications as "simple" gearboxes.

         Irrigation systems. Omni Gear is a major supplier of "simple" gearboxes for "center pivot" irrigation systems, which dispense water through a system of pipes and sprinklers mounted in wheel-driven towers revolving around a central well and irrigating fields of up to one mile in diameter.

         Construction, off-highway, industrial and utility equipment.  In
         1992, Omni Gear began distributing "planetary drive" power transmissions for use in construction, "off-highway" (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary geardrives utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds is needed. Sales of planetary geardrives accounted for approximately 7% of the Company's sales in 1997. The Company believes that it can significantly expand its share of the market of planetary drives, and the Company's goal of increased production of these products is a primary factor in the Company's decision to establish a manufacturing facility in China. The Company has also entered into a distribution agreement for its planetary drives. See "Distribution, Sales and Marketing."

         BUTLER

         Towing Equipment. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy duty stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of couplers for trailers with gross weights up to 12,500 lbs. As a percentage of revenues, towing equipment represented 19% and 10%, respectively, of Omni's net sales in fiscal years 1997 and 1996. The Company expects sales from both product lines to equate as the Company continues its strategy is to develop its power transmission and towing product lines.

         New Products. The Company continues to modify and improve its products and expand product application. Currently, the Company is designing gearboxes for expanded agricultural geardrive product lines including geardrives for fertilizer spreader and roto-tiller applications. Additionally, the Company is expanding Butler's product line to include a complete line of couplers and a new series of heavy-duty implement and spring return jacks.

         Product Manufacturing

         Current Manufacturing Arrangements. Pending development of the Shanghai Omni Gear facility into a full-service manufacturing and assembly facility, a majority of the Company's geardrives are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers located in metropolitan Shanghai and in Yantai, some of whom the Company has been doing business with for over seventeen years. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future. The Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through negotiation. The Company believes that it has established solid working relationships with each of these factories, which relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms.

         The Company owns a 35,000 square foot facility in Butler, Kentucky where all jacks from 10,000 lbs. to 220,000 lbs. capacities are manufactured. With its convenient location near Cincinnati, Ohio, Butler purchases raw materials and component parts from a variety of quality suppliers. The smaller jacks are manufactured to Butler's quality specifications in China as are certain components of its coupler line which are assembled at the Company's
Houston, Texas facility.   With over forty years of providing a wide variety of
jacks, Butler has developed and will continue to focus on its reputation for high quality products.

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

         Distribution, Sales and Marketing

         Distribution. The Company distributes its products primarily to distributors and original equipment manufacturers. Customers with limited requirements, and most of the Company's North American customers, typically purchase products from inventories; sales to these customers are made by Omni-Washington. Omni Resources, on the other hand, ships products directly from the factory to customers located primarily in Australia and Japan; or to other customers that purchase entire containers or production runs of Company products. Butler distributes its products to after-market distributors, trailer OEMs, export brokers and government agencies. Butler-employed sales personnel make virtually all sales. All products are shipped either from Butler's manufacturing facility in Butler, Kentucky or from Omni's facility in Houston, Texas. Sales are divided between Omni-Washington, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales made in the United States. Omni-Washington's sales increased by 30% from 1996 to 1997, a total increase of about $2,734,521. Net sales by Omni Resources decreased by about $644,822, 48% over fiscal 1996 sales. Net sales of Omni-Washington represents approximately 80% of consolidated net sales with Omni Resources and Butler representing approximately 5% and 15% of the Company's net sales, respectively.

         On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distribution of winches and planetary geardrives located in Broken Arrow, Oklahoma. Under the terms of the Agreement, PACCAR will market and distribute throughout the world (except Japan and China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. Omni retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. While the agreement restricts the Company's ability to develop its own markets for its products in the territory assigned to PACCAR, it gives the Company immediate access to an established distribution network.

         Sales. Omni considers its overall customer base to be relatively stable, with little significant variation from year to year. In 1997, the Company's top ten customers represented 51% of the Company's net sales volume, and its two largest customers, who are in different segments of the market, represented 28% of net sales.

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

         The Company does not currently hold any government contracts, nor does it sell more than an insignificant portion of its products to any governmental agency. Accordingly, none of its contracts and subcontracts or purchase orders are subject to governmental re-negotiation or cancellation.

         Marketing. Power transmissions are usually manufactured according to a customer's specific applications and specification. Because incorporating a power transmission manufactured by a different supplier may require changes in product design or expensive retooling, customers often do not replace a current supplier's product with a standard product of another manufacturer and therefore do not frequently change suppliers of power transmissions. Accordingly, while Omni regularly solicits additional sales from existing customers, a large portion of its sales are made to existing customers with minimal marketing effort.

         With respect to new business, Omni distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, Omni has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Omni engineers are often required to consult with prospective customers, assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Omni engineers continue to consult with the customer on product improvements and modifications.

         Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,300,000 in inventory in its Houston, Texas facility, approximately $400,000 at the Company's facility in Butler, Kentucky, and approximately $500,000 at its facility in Shanghai, China. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities that approximate $1,100,000. The Company forecasts sales 12 months in advance, and maintains a three month "rolling" production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory.

         As of June 30, 1997, the amount of the Company's backlog believed to represent firm orders was approximately $4,000,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with "blanket" purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order for products maintained in inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often by shipped in a few days; and custom products requiring extensive design and retooling for production can require a production schedule of up to six months.

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

         In sales of power transmissions for rotary cutter, tractor-powered implement and universal geardrive product lines, Omni Gear competes with a number of U.S. and foreign companies, including Comer Sp.A. and Bondioli & Pavesi, each of which are Italian companies, and Curtis Machine, Inc., Superior Gearbox Mfg., Inc., Hub City (a division of Regal- Beloit Corporation) Durst, UMC and ITG, all of which are American companies. While published statistics of the size of the market are not readily available, Omni Gear estimates, based upon publicly available information regarding its competitors, that it has a 60% share of the North American market for rotary cutter geardrives, and a 60% market share in tractor-powered implement geardrives in North America.

         Omni Gear believes that it holds approximately 27% of the irrigation geardrive market. Omni Gear's most significant competitors in the marketplace are Durst (a division of Regal-Beloit Corporation) and Universal Motion Components.

         Omni estimates that the market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $50,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. The Company's sales of planetary geardrives exceeded $1,000,000 in fiscal year 1997, and Omni Gear believes that it can increase its share of this market in the future since demand for construction and off-highway equipment continues to be strong, and the Company, as a low-priced competitor, can usually capture a portion of any new market that it enters.

         In sales of Butler light duty product lines, Butler competes with a number of U.S. and foreign companies, including Atwood, Fulton and Hammerblow. Butler's heavy-duty product lines compete with a number of U.S. and foreign companies, including Cysor Austin Westran, Eagle, Jost, Holland/Binkley, and Sudisa.

         Omni's most important competitive advantage is its competitive pricing afforded by inexpensive Chinese labor and manufacturing costs. Omni believes that it is competitive in its industry with respect to warranty and return matters, payment terms, and product quality.

         Other

         Employment. The Company currently employs one hundred fifty-five persons worldwide; (i) one hundred by Shanghai Omni Gear, (ii) twenty-seven at the Company's Houston, Texas facility, and (iii) twenty-eight at the Company's facilities in Butler, Kentucky. Twenty-two of Butler's twenty-eight employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

         Research and Development. The Company currently employs five full-time engineers who redesign products to meet new customer specification or applications and to make refinements in product manufacturing processes and product quality. The Company has not traditionally capitalized expenses related to these activities, but has identified them as "research and development expenses." Most significantly, the Company has expensed all research and development costs related to the development of products for Paccar, and, with the exception of cost related to capital equipment, the Company has expensed all cost related to developing the Shanghai, China manufacturing facility. Research and development expenses, unless otherwise specified, are reflected in the Company's financial statements as part of operating expenses.

         Intangible Properties. The Company manufactures, advertises and sells its products under numerous trademarks. Omni(R), Omni USA(R), Omni Gear(R), and Butler(TM) trademarks are the primary marks under which the Company's products are sold. The Company also owns other trademarks under which gearbox products are sold such as RC-20(R), RC-30(R), RC- 51(R), RC-61(R), RC-61T(R), RC-65T(R), RC-71(R), RC-81(R), RC-91(R), RC-110(R), RCD-101(R), PHD-26HD(R),
PHD-50A(R), PHD-75(R), IR-15(R), IR-50(R), OFD-50(R), RC-130(TM), RC-25(TM)
Voyager(R), Galaxy(TM), Enforcer(TM), Enforcer II(TM), Slick Disc(TM), and Slider(R). Management believes that the Company's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business. The Company is not dependent on any one such trademark. The Company vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

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

         Government Regulation. The Company is not subject to governmental regulations other than those that typically apply to businesses importing foreign manufactured goods into the United States and other countries, such as customs laws and regulations. The Joint Venture is subject to certain Chinese laws and regulations governing labor and employment, taxation, insurance, foreign exchange, and other business matters, but the Company does not regard these laws and regulations as significantly different in form or effect as those that apply to the Company generally.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases facilities located in Houston, Texas, Japan and China, and owns a 35,000 square foot manufacturing facility in Butler, Kentucky.

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an assembly center, inventory warehouse, and warranty repair, quality control, testing and inspection, and distribution center for products imported and distributed for its own account. The Houston facility is leased from Daniel Development Corporation, a limited partnership controlled by Mr. Ed Daniel on a long-term lease expiring in 2002 at a rate of $8,000 per month. See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below.

         Pursuant to the Articles of Association and Joint Venture Agreement establishing the Joint Venture, the Joint Venture leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease, with lease payments of approximately $20,000 per month. The existing space is sufficient for the activities currently conducted there, and the Company may acquire additional space in the complex as it expands its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of high and low sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market:

                 Quarter Ending        High Ask         Low Ask

                 09/30/95                3.81            2.13

                 12/31/95                3.25            1.25

                 03/31/96                2.00            1.31

                 06/30/96                3.38            1.06

                 09/30/96                3.13            1.63

                 12/31/96                2.15            1.00

                 03/31/97                1.44            0.88

                 06/30/97                1.44            0.75

         As of September 16, 1997, the last reported sale of the Company's Common Stock was $1.75 per share. As of September 16, 1997, there were approximately 665 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years and in 1997, the Company has a cumulative deficit of $3,372,288 as of June 30, 1997; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

         Although the Company has never declared dividends on Common Stock, interest paid in respect of the Company's Equity Contract Notes is classified as dividends on the Company's financial statements. The Company recorded such dividends in the amount of $73,464 in both 1997 and 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Liquidity and Capital Resources. Omni's liquidity and capital position as of June 30, 1997 remained relatively consistent with the prior fiscal year ended June 30, 1996, as a result of management's desire to improve or at a minimum maintain liquidity ratios.

          Current assets increased $480,477 from the prior year and current liabilities increased $488,328 as a result of stronger sales for fiscal 1997 and the purchase of BPC. Accounts receivable increased $359,683 to a balance of $2,060,436 and inventory increased $483,108 or 27% to a balance of $2,243,751 from the year ended June 30, 1996. The increase in current liabilities was due to an increase in accrued expenses to $941,947 at June 30,1997 from a balance of $452,724 at June 30, 1996.

         The Company utilizes a $2,000,000 working capital facility with an outstanding balance of $1,677,969 at June 30, 1997. The Company's cash balance of $279,756 at the end of June 30, 1997, was $214,925 lower than the end of June 30, 1996, reflecting tighter monetary control and management's goal to keep the Company's working capital facility balance and related interest costs to a minimum. Given its current working capital requirements, known obligations, and assuming current levels of operations, the Company believes that it has sufficient capital resources to meet its working capital requirements for the foreseeable future.

         Results of Operations

         Fiscal year ended June 30, 1997, compared to fiscal year ended June 30, 1996. Omni's revenues increased 39% to approximately $14.5 million, compared to $10.4 million for fiscal year 1996. Sales increases of $2.1 million are the result of internal growth and new product development and $2.0 million resulted from the BPC acquisition. For the year ended June 30 1997, Omni had operating income of $199,167 compared to a loss of $105,272 for the fiscal year ended June 30, 1996. Operating income improved as a result of the increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The Company recorded $332,367 in one-time charges against current year results, related substantially to: (1) write-off of prepaid royalties ($86,050); and (2) a services termination agreement between the Company and its former chairman Edward L. Daniel and his affiliates effective June 30, 1997 ($246,317). As a result, the Company recorded a consolidated net loss of $322,339 or $0.21 loss per share for the fiscal year ended June 30, 1997 after $73,464 provision for interest (dividends) on equity contract notes and $33,434 dividends on preferred stock. For detailed information on the one-time charges related to Edward L. Daniel. (See, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below).

         Net sales increases for the year was driven by stronger demand for the Company's rotary cutter, tractor powered implement and irrigation geardrives. Sales of the Company's geardrives represented 80% of total sales while the towing products made up 20% of total sales. Gross margin decreased 3% when compared with fiscal 1996, primarily caused by the addition of lower margin items to the product mix and sales of slow moving inventory at reduced margins. Management is focusing on improving margins through more aggressive buying and pricing policies.

         Selling, general and administrative expenses increased by $418,811 or 14%, from 1996 to 1997. Selling, general, and administrative expenses represented 23% of net sales in 1997 compared to 28% of net sales in 1996. Butler added 50% of the increase in S,G,&A. The Company incurred selling, general and administrative expenses of $654,590 related to the Shanghai Omni Gear manufacturing facility.

         Interest expense increased to $256,425 in 1997 from $95,382 in 1996, attributable to additional debt issued for the purchase of BPC and increased borrowing under the Company's working capital facility.

         Fiscal year ended June 30, 1996, compared to fiscal year ended June 30, 1995. The Company recorded a consolidated net loss of $115,113 ($.12 loss per share after $73,464 provision for interest (dividends) on equity contract notes and $25,125 in preferred stock dividends) for the fiscal year ended June 30, 1996. The Company incurred selling general and administrative expenses of $653,242 related to the Shanghai Omni Gear manufacturing facility.

         Net sales for the year decreased by $463,925 or 4%. Sales for 1996 and 1995 were $10,386,524 and $10,850,449 respectively, primarily from power transmissions and towing products. In fiscal 1996, power transmission business represented 90% of total sales. Differing product mix saw a 2% increase in gross margin, when compared with fiscal 1995.

         Selling, general and administrative expenses increased by $232,715 or 9%, from 1995 to 1996. Selling, general, and administrative expenses represented 28% of net sales in 1996 compared to 25% of net sales in 1995.

         Interest expense increased by $76,697 in 1996 compared to 1995, primarily because of interest paid on the Company's working capital credit line.

ITEM 7.  FINANCIAL STATEMENTS

                      OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056




                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                            HARPER & PEARSON COMPANY


Houston, Texas
September 11, 1997

                       OMNI U.S.A., INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS  JUNE 30, 1997 AND 1996

                                     ASSETS

                                                                                  1997                   1996
                                                                           -----------------      -----------------
               CURRENT ASSETS
                  Cash                                                     $         279,756      $         494,681
                  Accounts receivable, trade, net                                  2,060,436              1,700,753
                  Accounts receivable, related parties                                60,654                 86,808
                  Inventories                                                      2,243,751              1,760,643
                  Tooling advance                                                        -0-                120,000
                  Prepaid expenses                                                   130,457                198,360
                  Note receivable                                                     66,668                    -0-
                                                                           -----------------      -----------------
                              TOTAL CURRENT ASSETS                                 4,841,722              4,361,245
                                                                           -----------------      -----------------
               PROPERTY AND EQUIPMENT, net of
                  accumulated depreciation and amortization                        1,846,332                762,541
                                                                           -----------------      -----------------
               OTHER ASSETS
                  Organizational cost, net                                            39,615                 51,195
                  Intangible assets, net                                             318,345                132,600
                  Note receivable, affiliate                                             -0-                853,397
                  Prepaid royalties                                                      -0-                199,376
                  Long term deposits                                                  60,599                 60,599
                                                                           -----------------      -----------------
                             TOTAL OTHER ASSETS                                      418,519              1,297,127
                                                                           -----------------      -----------------
               TOTAL ASSETS                                                $       7,106,573      $       6,420,913
                                                                           =================      =================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

               CURRENT LIABILITIES
                  Accounts payable                                         $       1,562,493      $       1,746,005
                  Line of credit                                                   1,677,969              1,505,635
                  Accrued expenses                                                   941,947                452,724
                  Current portion of long-term debt                                  226,151                215,868
                                                                           -----------------      -----------------
                              TOTAL CURRENT LIABILITIES                            4,408,560              3,920,232
                                                                           -----------------      -----------------
               LONG-TERM DEBT                                                        753,854                 26,230
                                                                           -----------------      -----------------
               STOCKHOLDERS' EQUITY
                  Preferred stock                                                        -0-                    101
                  Common stock                                                        17,885                  9,020
                  Equity contract notes                                                  -0-                918,304
                  Additional paid-in capital                                       5,248,560              4,391,171
                  Treasury stock                                                     (48,641)                   -0-
                  Retained deficit                                                (3,371,676)            (2,942,176)
                  Foreign currency translation adjustment                             98,031                 98,031
                                                                           -----------------      -----------------
                              TOTAL STOCKHOLDERS' EQUITY                           1,944,159              2,474,451
                                                                           -----------------      -----------------
               TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                   $       7,106,573      $       6,420,913
                                                                           =================      =================

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                         1997                 1996
                                                     ------------         ------------
               NET SALES                             $ 14,520,252         $ 10,386,524

               COST OF SALES                           10,955,654            7,545,176
                                                     ------------         ------------
                     Gross Profit                       3,564,598            2,841,348
                                                     ------------         ------------
               OPERATING EXPENSES
                  Selling, general and
                    administrative                      3,365,431            2,946,620
                                                     ------------         ------------
                     Operating income/(loss)              199,167             (105,272)
                                                     ------------         ------------
               OTHER INCOME (EXPENSE)
                  Commission income                         7,570               15,740
                  Interest expense                       (256,425)             (95,382)
                  Other, net                             (272,651)              69,801
                                                     ------------         ------------
                                                         (521,506)              (9,841)
                                                     ------------         ------------
               NET LOSS                              $   (322,339)        $   (115,113)
                                                     ============         ============
               NET LOSS PER COMMON SHARE                    (0.21)               (0.12)
                                                     ============         ============
               WEIGHTED AVERAGE NUMBER OF
                  COMMON SHARES OUTSTANDING             2,061,180            1,759,289
                                                     ============         ============

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                       Series A                     Series B
                                   Preferred Stock               Preferred Stock                   Common Stock
                              -----------------------       ------------------------         -------------------------
                                 Number                       Number                           Number
                               Of Shares                     Of Shares                        Of Shares
                              Outstanding      Amount       Outstanding       Amount         Outstanding         Amount
                              -----------      ------       -----------       ------         -----------         ------
Balance -
  June 30, 1995                188,600         $ 1,886         10,000          $ 100           1,557,715         $ 7,781

Preferred Share
  Conversion                  (188,600)         (1,886)                                          235,397           1,176

Issuance of Common
  Shares                                                                                           12,638             63

Issuance of Preferred
  Shares for Services                                             120              1

Interest on ECN

Preferred Dividends

Net  Loss
                              --------         -------        -------          -----           ---------         -------

Balance -
  June 30, 1996                   --           $  --           10,120          $ 101           1,805,750         $ 9,020
                              --------         -------        -------          -----           ---------         -------

Issuance of Common
  Shares                                                                                         195,000             974

Issuance of Preferred
  Shares for Services                                              60

Issuance of Convertible
  Debentures

Conversion of Subordinated
  Debentures                                                                                     829,842           4,145

Purchase of Shares                                                                               (51,000)

Interest on ECN

Preferred Dividends

Net  Loss

ECN Conversion                                                 (10,180)         (101)            750,000
                              --------         -------         -------         -----           ---------         -------

Balance -
  June 30, 1997                   --              --              --             --            3,529,592         $17,885
                              --------         -------         -------         -----           ---------         -------



                             Equity       Subordinated   Additional                          Retained        Foreign
                            Contract      Convertible      Paid-In         Treasury          Earnings        Currency
                              Notes       Debentures       Capital          Stock            (Deficit)      Translation      Total
                           -----------    ----------      -----------       ------          -----------     -----------      -----
Balance -
  June 30, 1995                918,304                    $4,327,608                        $(2,739,474)      $98,031       $98,031

Preferred Share
  Conversion                                                     710

Issuance of Common
  Shares                                                      37,849                                                         37,912

Issuance of Preferred
  Shares for Services                                         25,004                                                         25,005

Interest on ECN                                                                                 (73,464)                    (73,464)

Preferred Dividends                                                                             (25,125)                    (25,125)

Net  Loss                                                                                      (115,113)                   (115,113)
                              --------         -------     ----------         --------      -----------       -------    ----------

Balance -
  June 30, 1996                918,304            --       $4,391,171            --         $(2,942,176)      $98,031    $2,474,451
                              --------         -------     ----------         --------      -----------       -------    ----------

Issuance of Common
  Shares                                                      304,025                                                       304,998

Issuance of Preferred
  Shares for Services                                          50,010                                                        50,010

Issuance of Convertible
  Debentures                                   477,150                                                                      477,150

Conversion of Subordinated
  Debentures                                  (477,150)       503,355                              (263)                     30,087

Purchase of Shares                                                             (48,641)                                     (48,641)

Interest on ECN                                                                                 (73,464)                    (73,464)


Preferred Dividends                                                                             (33,434)                    (33,434)


Net  Loss                                                                                      (322,339)                   (322,339)


ECN Conversion                (918,304)                                                                                     (14,659)
                              --------         -------     ----------         --------       -----------      -------    ----------

Balance -
  June 30, 1997                   --              --       $5,248,560         $(48,641)     $(3,371,676)      $98,031    $1,944,160
                              --------         -------     ----------         --------      -----------       -------    ----------


                                       14



See accompanying Notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR YEARS ENDED JUNE 30, 1997 AND 1996

                                                                                     1997                1996
                                                                                -------------       -------------
               CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net loss (income)                                             $    (322,339)      $    (115,113)
                  Adjustments to reconcile net loss to net cash
                     used by operating activities:
                        Depreciation and amortization                                 293,321             219,460
                        Non cash expenses                                             115,906                 -0-
                        Changes in operating assets and liabilities:
                           Accounts receivable                                       (127,692)         (1,013,689)
                           Inventories                                                (98,994)           (948,488)
                           Prepaid expenses and other current assets                   80,775            (116,728)
                           Note receivable                                             13,332                 -0-
                           Long term deposits                                             -0-             (60,559)
                           Accounts payable and accrued expenses                     (113,054)          1,384,215
                                                                               --------------       -------------
                              Total adjustments                                       163,594            (535,789)
                                                                               --------------       -------------
                              Net cash used by operating activities                  (158,745)           (650,902)
                                                                               --------------       -------------
               CASH FLOWS FROM INVESTING ACTIVITIES
                   Purchase of subsidiary net of cash acquired                       (187,120)                -0-
                   Purchase of property and equipment                                (279,493)           (424,591)
                   Purchase of intangible assets and organizational cost               (6,245)            (14,410)
                                                                               --------------       -------------
                             Net cash used by investing activities                   (472,858)            (439,001)
                                                                               --------------       -------------
               CASH FLOWS FROM FINANCING ACTIVITIES:
                  Borrowings On line of credit                                     14,214,993           6,492,264
                  Repayments on line of credit                                    (14,042,659)         (4,986,629)
                  Payments on long term debt                                         (184,165)            (74,197)
                  Purchase of treasury stock                                          (48,641)                -0-
                  Proceeds from issuance of convertible debentures                    477,150                 -0-
                                                                               --------------       -------------
                              Net cash provided by financing activities               416,678           1,431,438
                                                                               --------------       -------------
               NET CHANGE IN CASH                                                    (214,925)            341,535

               CASH AT BEGINNING OF YEAR                                              494,681             153,146
                                                                               --------------       -------------
               CASH AT END OF YEAR                                             $      279,756       $     494,681
                                                                               ==============       =============

NOTE 1       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

             Principles of Consolidation - Omni USA, Inc. (the Company) is incorporated in the state of Nevada. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Omni USA, Inc. (a Washington Company), Omni Resources, Ltd. (a Hong Kong Corporation) and Butler Products Corporation (a Kentucky Corporation). The financial statements of Omni Resources, Ltd. include the activity of Shanghai Omni Gear Co., Ltd. located in Shanghai, China. All material inter-company transactions and balances have been eliminated in consolidation.

             Organization and Business - The Company designs, develops, manufactures and distributes gear boxes and towing and used primarilyaforragricultural and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified manufacturers of custom products in a foreign country, contracting with such manufacturer for the manufacture of custom products, quality control of the products (in the case of manufacturing subcontractors), and delivery to an ultimate third party customer. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States. In fiscal 1995, Shanghai Omni Gear was established to begin manufacturing certain products currently purchased from third parties. Shanghai Omni Gear began production during the year ended June 30, 1997.

             Effective October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corp. ("Butler"), located in Butler, Kentucky for $937,400. Butler is a manufacturer of stabilizer and landing gear jacks and trailer products sold to manufacturers and distributors of heavy-duty trailers. The stock was purchased from the sole shareholders of Butler, who were unaffiliated with the Company at the time of acquisition. Terms of the transaction included payments to the shareholders of Butler of $225,000 in cash, $500,000 in junior subordinated notes due in 2003, and 150,000 shares of common stock of the Company valued at $212,400. Butler has been engaged in the business of manufacturing jack and trailer products for over 40 years. The Company intends to utilize the assets of Butler to continue in that business.

             In connection with the Butler acquisition, the Company acquired trade receivables, inventories and other current assets of about $730,000, property valued at about $810,000 for financial statement purposes, and assumed trade payables, accrued expenses and debt of about $850,000. In connection with the acquisition, the Company recognized about $250,000 of goodwill, which it is amortizing over 15 years. The accompanying financial statements include the operations of Butler for the period October 1, 1996 to June 30, 1997.

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

             Revenue Recognition - The Company generally recognizes revenue when goods are shipped from any of its locations to a customer.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $82,856 and $76,102 in 1997 and 1996, respectively.

             Trade accounts receivable consist of receivables from both domestic and foreign customers in various industries and geographic regions worldwide, with more than one half of consolidated sales being to customers in the Southern and Central United States. Generally, no collateral or other security is required to support customer receivables. An allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

             Inventories - Inventories are stated at the lower of cost or market using the weighted average method for inventories on hand and the specific identification method for inventory in-transit. The Company records inventory and related obligation at the time title to the goods passes to the Company based on the specific terms of the transaction.

             Property, Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes as follows:

                                                                Estimated useful
                                                                  lives (years)
                                                                  --------------

             Warehouse, manufacturing and office equipment           3 to 10
             Leasehold improvements                                  5 to 10
             Tooling costs                                           5 to 10

             The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

             Intangible Assets - Intangible assets, consisting of purchased goodwill from Butler Products, historical customer relationships of Omni Resources, Ltd. and engineering plans and designs, are valued at cost less accumulated amortization of $399,751 and $328,076 in 1997 and 1996 respectively. Amortization is provided on a straight-line basis over five to fifteen-year periods.

             Organizational Costs - Organizational costs are attributed to Shanghai Omni Gear capitalized expenditures and are net of accumulated amortization of $19,300 and $7,720 at June 30, 1997 and 1996, respectively.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

             Foreign Currency Translation - The financial position and results of operations of the Company's foreign subsidiary are measured using the subsidiary's functional currency. Receivables and payables of the subsidiary, denominated in currency other than their functional currency, are translated at exchange rates in effect at the balance sheet dates, and related transaction gains or losses are included in the determination of net income(loss).

             Income and expense amounts of the subsidiary are translated at the average rates of exchange for the periods. Translation adjustments result from the process of translating foreign currency financial statements of the subsidiary into U.S. dollars. These translation adjustments, which are not included in the determination of net loss, are reported separately as a component of stockholders' equity.

             Loss Per Share - Loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents were anti-dilutive and therefore were not included in the computation of primary and fully diluted loss per share. Loss per share is calculated after a provision for interest (dividends) on equity contract notes of $73,464 for both 1997 and 1996, and preferred stock dividends of $33,434 and $25,125 in 1997 and 1996, respectively.

             Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 1997.

NOTE 2       ACCOUNTS RECEIVABLE

             Accounts receivable at June 30 consisted of the following:

                                                                                 1997                   1996
                                                                             ------------           ------------

             Accounts receivable - trade                                      $  2,064,049           $ 1,704,434
             Allowance for doubtful accounts                                        (3,613)               (3,681)
                                                                              ------------           -----------

                                                                              $  2,060,436           $ 1,700,753
                                                                              ============           ===========

NOTE 3       INVENTORIES

             Inventories at June 30 consisted of the following:

                                                                                    1997               1996
                                                                                 ----------         ----------
             Raw Materials                                                      $   239,415                -0-
             Work in Process                                                        145,966                -0-
             Finished Goods                                                       1,858,370         $ 1,760,643
                                                                                -----------         -----------
                                                                                $ 2,243,751         $ 1,760,643

Note 4       PROPERTY AND EQUIPMENT

             Property and equipment at June 30 consisted of the following:

                                                                                  1997                  1996
                                                                               ------------          ----------
             Warehouse, manufacturing and
               office equipment                                                $  1,936,485        $  1,088,317
             Land, Buildings & Leasehold improvements                               557,060             245,042
             Tooling costs                                                          548,527             373,474
                                                                               ------------         -----------

                                                                                  3,042,072           1,706,833

             Accumulated depreciation and amortization                           (1,195,740)           (944,292)
                                                                               ------------         -----------

                                                                               $  1,846,332         $   762,541
                                                                               ============         ===========

NOTE 5        LINE OF CREDIT

              The Company has a revolving line of credit with a bank which includes a term loan of $100,000 and provides December 14, 1998, bears interest at prime plus 2%, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the assets of the Company and the personal guarantees of certain stockholders and officers of the Company.

NOTE 6        LONG-TERM DEBT

              Long-term debt at June 30 consisted of the following:
                                                                                      1997                1996
                                                                                   ---------           ---------
              Note payable to stockholder, due in monthly
                installments of $6,453 including interest
                at 10%  due November 1996                                          $  31,146           $  62,621

              Five notes payable to banks/financing companies,
                due in monthly installments of $3,778 including
                interest ranging from 4.88% to 12%, maturing at
                various dates through April 2000 secured by
                vehicles                                                              52,746              43,159

             Note Payable to equipment manufacturer,
                due in monthly installments of $10,018 including
                interest at 10%  through December 1998                               168,930                 -0-


            Butler Products Corporation Industrial Bonds due in
               monthly installments of $2,730 including interest
               at 5.5%  through March 2003                                           159,203                 -0-

             Butler Products Corporation Small Business Administration
               Loan due in monthly installments of $2,168  including
               interest at 9.259%  through June 2000                                  66,367                 -0-

             Junior Subordinated Notes to Butler Products Corporation
               former owners at 8% annual interest with annual principal
               payments of $166,667 beginning September 30, 2001
               through 2003                                                          500,000                 -0-

             Note Payable to vendor bearing interest,
                at 11% , due on demand                                                   -0-             114,030

             Capital lease payable to an equipment leasing
                company, due in monthly installments of $2,111
                including interest at 19% through August 1997,
                secured by computer equipment                                          1,613              22,288
                                                                                  ----------           ---------

                                                                                     980,005             242,098
              Less current portion                                                   226,151             215,868
                                                                                  ----------           ---------
                                                                                  $  753,854           $  26,230
                                                                                  ==========           =========

Future maturities of long-term debt are as follows:

             1998                                                                                $ 226,151
             1999                                                                                  117,667
             2000                                                                                   54,739
             2002                                                                                   28,896
             Thereafter                                                                            190,685
                                                                                                   361,867
                                                                                                 ---------
                                                                                                 $ 980,005
                                                                                                 =========

NOTE 7       CONVERTIBLE DEBENTURES

             Omni sold Subordinated Convertible Debentures ("Debentures") in the amount of $500,000 to an individual ("Holder") in July 1996. The Debentures had an interest rate of 8% per year, payable semi-annually in common stock of Omni, at the Company's option and were due June 30, 1999. The Company recorded the Debentures as equity in the amount of $477,150, after deducting $22,850 of costs related to the issuance. The obligations under these Debentures were subordinate to all senior indebtedness. From July 1996 to June 30, 1997, all Debentures were converted into 829,842 shares of common stock of Omni by the Holder. The number of shares issued on the conversion of the Debentures, including any issuances for payment of interest, was calculated based on 75% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion date.

NOTE 8       PREFERRED STOCK

             Effective June 30, 1997, the Company and Edward L. Daniel ("Edward Daniel"), Joan J. Daniel ("Joan Daniel") and certain affiliates ("Affiliates")(collectively, Edward Daniel, Joan Daniel and Affiliates referred to as "Daniel"), entered into a Mutual Release and Settlement Agreement (the "Agreement"). (See, Note 15, "Related Party Transactions," below).

             On September 6, 1997, the Company cancelled the Series A Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock.

NOTE 9       COMMON STOCK

             The Company has authorized 150,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 1997, the Company had issued 3,580,592 shares with 3,529,592 shares outstanding and 51,000 treasury shares. At June 30, 1996 1,805,750 shares were issued and outstanding.

             During fiscal 1997, the Company issued 150,000 shares of restricted common stock related to the purchase of Butler Products Corporation, 45,000 shares of restricted common stock in lieu of legal fees, 829,842 shares on the conversion of subordinated debentures and 375,000 shares each to Edward L. Daniel and Joan
             J. Daniel pursuant to the Agreement. (See, Note 15, "Related Party Transactions" below).

             The Company purchased 51,000 of its common shares on the open market for $48,641 (average of $.95 per share) from November, 1996 through June 30, 1997 pursuant to a repurchase program announced in November 1996 which authorized the repurchase of up to 100,000 common shares.

NOTE 10      EQUITY CONTRACT NOTES

             Under the Agreement, the Company offset its obligation under the Equity Contract Notes against all receivables due from Daniel, including the DDC Receivable and LaPlante Receivable. Pursuant to the terms of the ECN, the Company accrued interest in the aggregate amount of $73,464 in both fiscal 1997 and fiscal 1996, and treated all ECN interest as dividends. (See, Note 15, "Related Party Transactions," below).

NOTE 11      WARRANTS TO PURCHASE COMMON STOCK

             Under the Agreement, Edward L. Daniel and Joan J. Daniel transferred to the Company 656,101 Class A Warrants and 656,101 Class B Warrants. (See, Note 15, "Related Party Transactions," below).

             Subsequent to the transfer, the Company has Class A and Class B Warrants which entitle the holder to purchase shares of common stock as follows: Number of

                                                                                          Per Share        Warrants
                                                                      Expiration Date       Price          Issued
                                                                      ---------------       -----          ------
             Class A                                                  March 15, 1999       $ 4.00          946,565
             Class B                                                  March 15, 2001       $ 6.00          706,372


NOTE 12      STOCK OPTION PLANS
             The Company maintains a Non-Qualified Stock Option Plan (the "NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 600,000 shares of Common Stock and the 1996 ISOP covers 900,000 shares of Common Stock. The purpose of the NQSOP and 1996 ISOP is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

             On June 6, 1997, the Board, upon recommendation from the Compensation Committee, repriced all options previously granted and existing to current Company employees under the 1996 ISOP and NQSOP from $4.00 per share to $1.00 per share. The repriced options vest 50% on June 6, 1997 and 50% on June 6, 1998.

             The repricing reflected in the table below was implemented in 1997 on the recommendation of the Compensation Committee in place at that time to conform the options to prevailing market prices and provide an incentive for which the options were designed.

             The Board of Directors has reserved 1,500,000 shares under the Plans.

                                                              Total                  $4.00                $1.00
             Stock Option Summary:                            Number                 Priced                Priced
                                                            Of  Shares              Options               Options
                                                            ----------            ----------              -------
             Options outstanding at July 1, 1996               740,000              740,000                   -0-
             Options granted                                   450,000              450,000                   -0-
             Options canceled                                  (90,000)             (90,000)                  -0-
             Options Repriced                                      -0-           (1,030,000)            1,030,000
                                                             ---------          -----------             ---------
             Options outstanding at June 30, 1997            1,100,000               70,000             1,030,000

             Exercisable at June 30, 1997                      130,000               70,000                60,000
             Exercisable at June 30, 1996                      505,000              505,000                   -0-

             Available for future grant at June 30, 1997       400,000                  -0-               400,000
             Available for future grant at June 30, 1996       760,000              760,000                   -0-

NOTE 13      INCOME TAXES

             For the years ended June 30, 1997 and 1996, the Company utilized net operating loss carry-forwards amounting to approximately $554,000 and 589,000 to decrease income tax expense by $188,000 and $200,000 respectively.

             At June 30, 1997, the Company has net operating loss carry-forwards amounting to $1,332,000 tax basis. Tax basis net operating losses may be offset against future taxable income through 2008 as follows:


             2007                                                                                      $  472,000
             2008                                                                                         860,000
                                                                                                       ----------
                                                                                                       $1,332,000
                                                                                                       ==========

             No tax benefit has been reported in the accompanying financial statements, however, because the Company believes there is at least a 50% chance that the carry-forwards will expire unused. Accordingly, the tax benefit of the loss carry-forwards has been offset by a valuation allowance of the same amount.

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

             The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                                     1997                 1996
                                                                                    ------               -------
             Current deferred tax assets:
                 Accounts receivable                                               $  1,228              $  1,252
                 Inventory                                                            3,359                 3,419
                 Related party payables                                              81,600                   -0-
                 Net operating loss carry-forwards                                  452,449               631,380
                                                                                   --------              --------

                 Deferred tax assets                                                538,636               636,051
                                                                                   --------              --------

             Non-current deferred tax, asset:
                 Depreciation                                                       (19,064)                (3450)
                 Net deferred income tax assets                                     519,572               632,601
                 Valuation allowance                                               (519,572)             (632,601)
                                                                                   --------              --------
             Net deferred income taxes                                             $    -0-              $    -0-
                                                                                   ========              ========

             The valuation allowance has decreased $113,029 and $194,550 in 1997 and 1996, respectively due to utilization of net operating loss carry forwards to offset current taxable income.

             The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $858,404 at June 30, 1997.

             The difference between the effective rate of income tax expense at June 30, 1996 and 1995 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense are explained below according to the tax implications of various items of income or expense.

                                                                                    1997                   1996
                                                                                 ----------             ---------
             Provision for income tax/(benefit) expense at
               U.S. statutory rates                                                $(109,595)            $(39,138)
             Increase (decrease) in tax provision
               resulting from:
                  Non-deductible losses on foreign
                    subsidiaries                                                     242,366              257,004
                  Non-deductible entertainment expense                                 3,247                1,663
                  Non-deductible officers' life insurance
                    expense                                                            1,989                  -0-
                  Equity contract note interest                                      (24,978)             (24,978)
                  Change in valuation reserve                                       (113,029)            (194,551)
                                                                                  ----------            ---------
             Income tax expense                                                    $     -0-             $    -0-
                                                                                  ==========            =========

NOTE 14      COMMITMENTS AND CONTINGENCIES

             Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, Shanghai and Japan. The Houston warehouse and office lease is with DDC. The Houston lease is $8,000 per month through 2002. The Shanghai lease began in 1996 and has a thirty-year term at approximately $20,000 per month. At June 30, 1997, the future minimum rental payments required under the leases were approximately:

             1998                                                                                     $   353,762
             1999                                                                                         363,992
             2000                                                                                         363,992
             2001                                                                                         357,451
             2002                                                                                         350,910
             Thereafter                                                                                 8,652,165
                                                                                                      -----------
             Total                                                                                    $10,442,272
                                                                                                      ===========

             Rent expense was approximately $293,000 and $286,000 during the years ended June 30, 1997 and 1996, respectively.

             Insurance Coverage - The Company has been self-insured against product liability and completed operations since January 1, 1993. This development, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintained in face and effect, product liability and completed operations insurance held by BPC at the time of acquisition. The Company maintains directors' and officers' insurance coverage.

             Shanghai Omni Gear Co., Ltd. (Shanghai Omni Gear) - During fiscal year 1995, Omni Resources entered into an agreement with a Chinese company for the operation of a manufacturing facility in Shanghai, China. The agreement calls for an aggregate investment by Omni Resources of $2,625,000 in cash, equipment and inventory. Substantially all profits or losses will be allocated to Omni Resources. The land and facilities are leased from the Chinese company for thirty years and are included in the operating lease commitments elsewhere in this footnote. Omni Gear has the option to purchase the assets subject to this lease for approximately $1.8 million.

             As of June 30, 1997, Omni Resources and Omni USA have advanced Shanghai Omni Gear approximately $2,825,000. These advances are reflected in the accompanying financial statements as follows:

             Cash                                                                                     $   60,000
             Accounts receivable                                                                          89,000
             Inventory                                                                                   558,000
             Prepaid expenses                                                                            47, 000
             Property and equipment                                                                      892,000
             Intangible assets and organizational costs                                                   63,000
             Long term deposit                                                                            61,000
             Accounts payable/Accrued expense                                                           (411,000)
             Selling, general and administrative expense                                                 655,000
             Beginning retained deficit                                                                  811,000
                                                                                                      ----------

               Total                                                                                  $2,825,000
                                                                                                      ==========


             Tooling Advance - At June 30, 1996, Omni Resources had paid $120,000 for tooling costs under an agreement with a vendor. During 1997 this amount was offset against accounts payable and will be recovered from the vendor through discounts on future purchases of inventory.

             Employment - Fifteen percent of the Company's employees, (specifically, twenty-two of twenty-eight Butler employees) are unionized and are covered by a collective bargaining agreement.

             Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. No contributions were made by the Company during the years ended June 30, 1997 and 1996.

NOTE  15     RELATED PARTY TRANSACTIONS

             The Company and Edward L. Daniel, former Chairman of the Board and principal shareholder of the Company, have the following arrangements: (i) lease of the Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel in the amount $8,000 monthly; and (ii) the Company pays Edward L. Daniel and Joan J. Daniel $20,000 per month, through July 31, 1998, in consideration of terminating all previous agreements to provide services to the Company.

             Under the terms of the Agreement, (1) the Company was released from any obligation under the Equity Contract Notes ("ECN") in the principle amount of $918,304, together with accrued interest in the amount of $222,516; (2) Edward Daniel and Joan Daniel transferred to the Company all 10,180 Series B Convertible Preferred shares held by them; (3) Edward Daniel and Joan Daniel released the Company from any accrued dividends under the Series B Convertible Preferred shares; (4) Edward Daniel and Joan Daniel transferred all warrant holdings consisting of 656,101 Class A Warrants and 656,101 Class B Warrants held by them; and (5) the Company was released from its obligation under previous consulting agreements which provided for the payment of consulting fees through December 1999 in the amount of $20,000 per month.

             Upon execution of the Agreement, the Company (a) paid Edward Daniel and Joan Daniel $35,000; (b) released a note receivable from an affiliate of Edward Daniel, Daniel Development Corporation (the "DDC Receivable") in the principle amount of $853,397, together with accrued interest thereon in the amount of $208,310; (c) cancelled an account receivable in the amount of $63,199 from LaPlante Compressor Company ("LaPlante"), an affiliate of Edward Daniel; and (d) in exchange for the release of the ECN and the transfer of all Preferred Stock, all of which had rights to convert into Common Stock, the Company issued each Edward Daniel and Joan Daniel 375,000 shares of Common Stock, which shares cannot be voted by them or their affiliates until August 1999. The Company granted Edward Daniel and Joan Daniel demand registration and piggyback rights through 2001 subject to certain conditions and limitations set forth in the Registration Rights Agreement executed in connection with the Agreement.

             Pursuant to the terms of the ECN, the Company accrued interest in the aggregate amount of $73,464 in both fiscal 1997 and fiscal 1996, and treated all ECN interest as dividends. The Company paid Edward Daniel consulting fees equal to $132,274 in fiscal 1997 and $81,598 in fiscal 1996.

             The Company offset its obligation under the ECN against all receivables due from Daniel, including the DDC Receivable and LaPlante Receivable. In addition, the Company accrued in the fiscal year ended June 30, 1997, all amounts due under the Agreement, including payments due Edward Daniel through August 1998. As a result of the offset and accrual, the Company expensed $246,317 for the fiscal year ended June 30, 1997. No amount or charges related to the Agreement or Daniel will be recorded after June 30, 1997.

             As a result of the Agreement, Edward Daniel and Joan Daniel own 1,054,136 shares of Company Common Stock (including 750,000 shares of Common Stock delivered under the Agreement).

                     Lease of Real Property.  The Company leases its Houston
             facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel. The lease was amended pursuant to the Agreement to provide for a five-year term at $8,000 per month; provided, however, that the lease may be terminated by DDC upon six months notice. The Company made aggregate lease payments to DDC of $90,000 in 1997 and $120,000 in 1996.

NOTE 16      SEGMENT INFORMATION

             The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and towing and trailer products used for agricultural, industrial and other purposes. Selected financial information by business segment with respect to these activities for the years ended are as follows:


                                                                                  1997                   1996
                                                                              -------------          ------------
             Net Sales
              Omni USA, Inc. (Domestic)                                        $ 11,773,528          $  9,039,007
              Butler Products, Inc.                                               2,044,028                   -0-
              Omni USA, Inc.  (Foreign)                                             702,696             1,347,517
                                                                               ------------          ------------
                 Total Net Sales                                               $ 14,520,252          $ 10,386,524
                                                                               ============          ============

             Operating Income (Loss)
              Omni USA, Inc. (Domestic)                                        $    583,789          $    670,303
              Butler Products, Inc.                                                 335,317                   -0-
              Omni USA, Inc.(Foreign)                                              (719,939)             (775,575)
                                                                               ------------          ------------
                 Total Operating Income (Loss)                                 $    199,167          $   (105,272)
                                                                               ============          ============

             Net Income/(Loss)
              Omni USA, Inc. (Domestic)
                                                                               $     67,828          $    640,780
              Butler Products, Inc.                                                 322,063                   -0-
              Omni USA, Inc.(Foreign)                                              (712,230)             (755,893)
                                                                               ------------          ------------
                  Total Loss                                                   $   (322,339)         $   (115,113)
                                                                               ============          ============

             Assets
              Omni USA, Inc. (Domestic)                                        $  3,611,961          $  4,956,691
              Butler Products, Inc.                                               1,584,459                   -0-
              Omni USA, Inc.(Foreign)                                             1,910,153             1,464,222
                                                                               ------------          ------------

                 Total Assets                                                  $  7,106,573          $  6,420,913
                                                                               ============          ============


NOTE 17      MAJOR CUSTOMERS AND SUPPLIERS

             During fiscal year 1997 and 1996, the Company and its subsidiaries had consolidated sales of $4,080,000 and $3,445,000 to two domestic customers for a total of 28% and 33% of consolidated sales, respectively.

             Approximately 71% and 89% of the Company's products were purchased from two companies in China in 1997 and 1996, respectively.

NOTE 18      SUPPLEMENTAL CASH FLOW INFORMATION

             During 1997 the Company recorded the following non-cash investing and financing activities:

                 Plant and equipment acquired for $244,720 in exchange for notes payable

                 $120,000 tooling advance offset against trade accounts payable

                 $85,346 net write-off of prepaid royalties of $199,376 and related note payable of $114,030 to other expense

                 $50,010 of series A preferred stock issued in lieu of consulting services

                 $92,373 of common stock issued in lieu of trade payables

                 $80,000 issued in exchange for trade receivable

                 Eliminated various related party receivables and payables in exchange for preferred stock and warrants (See Note 15.)

             Cash paid for interest during 1997 and 1996 amounted to approximately $256,000 and $95,000, respectively.

             During 1996, the Company acquired equipment amounting to $101,489 in exchange for notes payable and retired $71,505 of assets which were fully depreciated.

NOTE 19      PROFORMA FINANCIALS  (Unaudited)

             The following pro-forma information projects financial results as if Butler Products Corporation had been acquired at July 1, 1995.



                                         PROFORMA              PROFORMA
                                           1997                  1996
             Sales                   $ 15,164,273.00        $13,076,708.00
             Cost of Sales            (11,538,582.00)        (9,800,859.00)
             SG&A                      (3,487,192.00)        (3,271,719.00)
             Other                       (537,910.00)           (65,360.00)
                                     ---------------        --------------
             Net                     $   (399,411.00)       $   (61,230.00)
                                     ===============        ==============
             Weighted Average
             Shares                     2,061,180.00          1,759,289.00


             Loss Per Share          $         (0.24)       $        (0.08)

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The directors, executive officers, promoters and control persons of the Company are set forth below. All directors hold office for a term of one year or until their successors are duly elected and qualified. Each executive officer of the Company is appointed by the Board of Directors at each annual meeting and serves until a successor is duly elected and qualified.

 Name                                 Age                 Position
 ----                                 ---                 --------

 Jeffrey K. Daniel                    36                  President, Chief Executive Officer and Director

 Craig L. Daniel                      37                  Vice President-Manufacturing and Director

 Michael A. Zahorik                   34                  Executive Vice President, General Counsel and
                                                          Secretary

 James L. Davis                       49                  Director

 John F. Lillicrop                    62                  Director
-------------------


Jeffrey K. Daniel has been an employee of Omni since 1985 and is currently the Chief Executive Officer and President of the Company. He has a Bachelors degree in business administration from the University of Colorado. He was Vice President from 1987 until May 1994, when he was elected Chief Executive Officer and President. Jeffrey K. Daniel is the brother of Craig L. Daniel. Jeffrey K. Daniel has served as a director of the Company since January 1988.

Craig L. Daniel has been a full time employee of Omni since April, 1989, and is currently Vice President-Manufacturing. Craig L. Daniel is the brother of Jeffrey K. Daniel. Craig L. Daniel has served as a director of the Company since December 1993.

Michael A. Zahorik joined the Company as its General Counsel in November 1994. In June 1995, Mr. Zahorik became Vice President of the Company, and in July
1996, became Executive Vice President and Secretary of the Company.   Mr.
Zahorik has a Bachelors Degree from the University of Colorado and a Juris Doctorate from the University of Denver. Prior to his employment with the Company, Mr. Zahorik was senior litigation and corporate counsel for McGeady Sisneros & Wollins, P.C., in Denver, Colorado. Mr. Zahorik is admitted to practice law in Colorado, Texas, and other Federal districts and circuits.

James L. Davis provides financial advice to mid-sized companies through Waterford Capital, Inc., a financial services firm he has owned since 1988. Before founding Waterford Capital, Inc., Mr. Davis was a partner at the accounting firm of Deloitte & Touche. From September 1991 through December 1995, Mr. Davis was a director of Entourage International, Inc., a skin care products company. Mr. Davis has a Bachelor of Business Administration degree from Texas Tech University and is a Certified Public Accountant. Mr. Davis has served as a director of the Company since December 1996.

John F. Lillicrop is President and Chief Executive Officer of OECO Corporation ("OECO"), a defense and aerospace electronics manufacturer in Portland, Oregon. From April 1994 through March 1996, Mr. Lillicrop was Senior Vice President of investment banking at Black and Company, Inc. in Portland, Oregon. From December 1990 through April 1994, Mr. Lillicrop was Chairman of Springtime, Inc. I, a wholesale grower of nursery products in Hillsboro, Oregon. Mr. Lillicrop is a director of OECO, its subsidiary, Hibbing Electronics Corporation, Black and Company, Inc., Tycom Corporation, and Springtime, Inc.
I. Mr. Lillicrop is a graduate of the University of Colorado and received his EMBA from the Peter Drucker Graduate Management Center of the Claremont Graduate School. Mr. Lillicrop has served as a director of the Company since December 1996.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                  Annual Compensation                Long Term Compensation
                          ---------------------------------    ----------------------------------
                                                                      Awards              Payouts
                                                              ------------------------    -------
                                                              Restricted    Securities
Name and                                     Other Annual       Stock       Underlying     LTIP        All Other
Position            Year   Salary   Bonus    Compensation       Awards     Options/ SARs  Payouts    Compensation
--------            ----   ------   -----    ------------       ------     -------------  -------    ------------

Jeffrey K. Daniel
President & CEO     1995   63,665   ---         ---              ---             ---        ---         ---
                    1996   76,500   ---         ---              ---         160,000*       ---         ---
                    1997   76,500   ---         ---              ---         136,000**      ---         ---

Craig L. Daniel
Vice President-     1995   76,500   ---         ---              ---             ---        ---         ---
   Manufacturing    1996   76,500   ---         ---              ---         160,000*       ---         ---
                    1997   76,500   ---         ---              ---         136,000**      ---         ---

Michael A. Zahorik
Executive Vice
   President &      1995      ---   ---         ---              ---             ---        ---         ---
   Gen. Counsel     1996      ---   ---         ---              ---          70,000*       ---         ---
                    1997   68,500   ---         ---              ---          68,000**      ---         ---

No other current executive officer's annual salary or bonus exceeded $100,000 for any of the three most recent fiscal years ended June 30, 1997.

------------------
* On January 31, 1996, under the 1996 ISOP, Jeffrey K. Daniel and Craig L. Daniel were granted options to purchase 160,000 shares of Common Stock and Michael A. Zahorik was granted options to purchase 70,000 shares of Common Stock. These grants were at an exercise price of $4.00 and were immediately vested. On June 6, 1997, under the 1996 ISOP, the option price on these grants was reduced to $1.00 and the vesting schedule for these grants was changed to vest 50% in twelve (12) months and 50% in twenty-four (24) months. See "STOCK OPTION PLANS" below.

** On June 6, 1997, under the 1996 ISOP, Jeffrey K. Daniel and Craig L. Daniel were granted additional options to purchase 136,000 shares of Common Stock and Michael A. Zahorik was granted additional options to purchase 68,000 shares of Common Stock. These grants are at an exercise price of $1.00 and vest 100% three
(3) years from date of grant. See "STOCK OPTION PLANS" below.

         None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a change of contract, termination of employment, or otherwise.

         STOCK OPTION PLANS AND STOCK OPTIONS

         The Company maintains a Non-Qualified Stock Option Plan (the "NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 600,000 shares of Common Stock and the 1996 ISOP covers 900,000 shares of Common Stock. The purpose of the NQSOP and 1996 ISOP is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

         On June 6, 1997, the Board, upon recommendation from the Compensation Committee, repriced all options granted and existing to current Company employees under the 1996 ISOP and NQSOP from $4.00 per share to $1.00 per share. The repriced options vest 50% twelve (12) months from date of grant and 50% twenty-four (24) months from date of grant.

          In addition, the Board, upon recommendation of the Compensation Committee, granted options to purchase 136,000 shares of Common Stock at $1.00 per share to each Jeffrey K. Daniel and Craig L Daniel, and granted options to purchase 68,000 shares of Common Stock at $1.00 per share to Michael A. Zahorik, all such options to vest three years from date of grant. On June 6, 1997, the Board granted options to purchase 30,000 shares of Common Stock at $1.00 per share to each outside director James L. Davis and John F. Lillicrop. Messrs. Davis and Lillicrop's options were immediately vested.

         The following table provides repricing information for options held by any of the Company's five most highly compensated executive officers. The repricing reflected in the table was implemented in 1997 on the recommendation of the Compensation Committee in place at that time to conform the options to prevailing market prices and provide an incentive for which the options were designed.

                        TEN-YEAR OPTIONS/SAR REPRICINGS

                                  Number of                                                    Length
                                  Securities       Market           Exercise                   of Original
                                  Underlying       Price of Stock   Price of Stock             Option Term
                                  Options/SARs     at Time of       at Time of       New       Remaining at
                                  Repriced or      Repricing or     Repricing or     Exercise  Date of
Name                      Date    Amended          Amendment        Amendment        Price     Repricing
----                      ----    -----------      --------------   --------------   --------  -----------
Jeffrey K. Daniel         6/6/97  160,000          $0.75            $4.00            $1.00     9 years
Craig L. Daniel           6/6/97  160,000          $0.75            $4.00            $1.00     9 years
Michael A. Zahorik        6/6/97   70,000          $0.75            $4.00            $1.00     9 years

         Under the 1996 ISOP, options for 900,000 shares had been granted as of June 6, 1997. As of that date, the market value of Common Stock subject to the 1996 ISOP was below the option exercise price of $1.00 per share. The following table shows how the 1996 ISOP options are distributed to groups within the
Company:

                                                           1996 Incentive Stock Option Plan
                                                   --------------------------------------------------
   Name and Position                               Dollar Value (a)                  Number of Shares
   -----------------                               ----------------                  ----------------

Jeffrey K. Daniel                                       $ -0-                             296,000
   President and Chief Executive
   Officer

   Craig L. Daniel                                      $ -0-                             296,000
   Vice President-Manufacturing

Michael A. Zahorik                                      $ -0-                             138,000
   Executive Vice President, General
   Counsel and Secretary


Executive Officer Group                                 $ -0-                             730,000

Non-Executive Officer Employee Group                    $ -0-                             170,000
                                                                                          -------

Total                                                                                     900,000

(a) States dollar value of options in effect during fiscal year 1997; such options would have had no value since the price of Omni's Common Stock did not exceed the option price of $1.00 per share as of the date of grant. There were no exercises on options during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

                                                                                             Value of Unexercised
                                                              Number of Unexercised         in-the-money Options/
                        Shares Acquired     Value           Options/SARs at FY-End (1)        SARs at FY-End (2)
Name                      on Exercise      Realized         Exercisable/Unexercisable      Exercisable/Unexercisable
----                      -----------      --------         --------------------------     -------------------------
Jeffrey K. Daniel
President & CEO              NA              NA              296,000                                 3,700
                                                             -------                                 -----
                                                           0/296,000                             -0-/3,700
Craig L. Daniel
Vice President-
   Manufacturing             NA              NA              296,000                                 3,700
                                                             -------                                 -----
                                                           0/296,000                             -0-/3,700
Michael A. Zahorik
Exec. Vice President &
   General Counsel           NA              NA              138,000                                 1,725
                                                             -------                                 -----
                                                           0/138,000                             -0-/1,725

---------------------
NA Not applicable; No options were exercised during the fiscal year ended June 30, 1997.

(1) Indicates number of options exercisable and unexercisable during the fiscal year.

(2) Based upon closing price of Common stock at June 30, 1997 of $1.125.

         OTHER COMPENSATION

         The Company has paid no bonuses to its executive officers. The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including its officers, at no cost to the employee. Jeffrey K. Daniel and Craig L. Daniel are not compensated as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

CAPITALIZATION

         The Company's currently authorized equity securities are as follows:
(i) 150,000,000 shares of Common Stock, par value $.004995 per share, (ii) 2,312,773 Class A Common Stock Purchase Warrants ("Class A Warrants"); and
(iii) 1,362,773 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 16, 1997, the Company had outstanding 3,525,092 shares of Common Stock, and has issued Class A Warrants to purchase 946,565 shares of Common Stock and Class B Warrants to purchase 706,372 shares of Common Stock.

         On or about September 6, 1997, the Company cancelled the Series A Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock.

         Class A and B Warrants. There are 946,565 Class A Warrants and 706,372 Class B Warrants to purchase Common Stock. The Class A Warrants may be exercised by the holder thereof at any time between 90 days after issuance and March 15, 1999, at $4.00 per share, and the Class B Warrants may be exercised at any time between 90 days after issuance and March 15, 2001, at $6.00 per share.

         Equity Contract Notes. Effective June 30, 1997, pursuant to the Agreement, the Company was released from any future obligation under the Equity Contract Notes. (For a complete description of the treatment of the Equity Contract Notes, see, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," below).

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on September 16, 1997, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                                                    Amount and Nature
                                                                      Of Beneficial
Name and Address of Beneficial Owner                                     Ownership        Percent of Class(1)
------------------------------------                                     ---------        -------------------
Edward L. and Joan J. Daniel (3)(5) . . . . . . . . . . . . . . . . . .  1,054,136             29.9%
Jeffrey K. Daniel (2)(7) . . . . . . . . . . . . . . . . . . . . . . . .    37,866              1.1%
Craig L. Daniel (2)(8) . . . . . . . . . . . . . . . . . . . . . . . . .    48,666              1.4%
Michael A. Zahorik (2)(9) . . . . . . . . . . . . . . . . . . . . . . . .   27,800                *
Websters Publishing, Ltd. (4) . . . . . . . . . . . . . . . . . . . . . .  735,018             18.3%
James L. Davis (6) . . . . . . . . . . . . . . . . . . . . . . . . . . .    80,000              2.2%
John F. Lillicrop (10) . . . . . . . . . . . . . . . . . . . . . . . . .    35,000              1.0%
Executive Officers and Directors as a Group . . . . . . . . . . . . . . .  229,332              6.3%
* less than 1% of the total number of shares outstanding

----------------------------------

(1) Based upon 3,525,092 shares of Common Stock outstanding as of September 16, 1997.

(2)      The address for all officers is 7502 Mesa Road, Houston, Texas  77028.

(3)      Includes 375,000 shares of Common Stock issued to Edward Daniel and

         375,000 shares of Common Stock issued to Joan Daniel under the Agreement which shares cannot be voted by them until August 1999.

(4) Includes 245,006 shares purchasable under A Warrants exercisable within 60 days at $4.00 per share and 245,006 shares purchasable under B Warrants exercisable within 60 days at $6.00 per share. The address of such beneficial owner is Caroline Center, 10th Floor, 28 Yun Ping Road, Causeway Bay, Hong Kong.

(5) The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.

(6) Includes 50,000 shares purchasable under A Warrants exercisable within 60 days at $4.00 per share and 30,000 shares purchasable under options exercisable within 60 days at $1.00 per share. The address of such beneficial owner is One Park Ten Place, Suite 340, Houston, Texas 77084.

(7) Includes 3,763 shares held in street name and 770 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA.

(8) Includes 6,800 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.

(9) Includes 18,300 shares held of record by the Michael A. Zahorik Individual Retirement Account, a self-directed IRA.

(10) Includes 30,000 shares purchasable under options exercisable within 60 days at $1.00 per share. Owned jointly with Stella J. Lillicrop. The address of such beneficial owners is 1220 Skyland Drive, Lake Oswego, Oregon 97034.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EDWARD L DANIEL AND AFFILIATES

         The Company and Edward L. Daniel, former Chairman of the Board and principal shareholder of the Company, have the following arrangements: (i) lease of the Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel in the amount $8,000 monthly; and (ii) the Company pays Edward L. and Joan J. Daniel $20,000 per month, through August, 1998, in consideration of terminating all previous agreements to provide services to the Company.

         From time to time, the Company has been a party to various transactions with Edward L. Daniel ("Edward Daniel"), Joan J. Daniel ("Joan Daniel") and certain affiliates ("Affiliates")(collectively, Edward Daniel, Joan Daniel and Affiliates will be referred to as "Daniel"). The Company and Daniel have had a series of disputes regarding the validity of certain agreements between the parties. As a result of such disputes, the Company and Daniel have entered into a Mutual Release and Settlement Agreement, effective June 30, 1997 (the "Agreement") which supersedes and replaces all prior negotiations, statements and agreements of the parties.

         The Agreement has the effect of simplifying the Company's capital structure, resolving outstanding contractual disputes and reducing Company costs in the future. Under the terms of the Agreement, (1) the Company was released from any obligation under the Equity Contract Notes ("ECN") in the principle amount of $918,304, together with accrued interest in the amount of $222,516; (2) Daniel transferred to the Company all 10,180 Preferred B shares;
(3) Daniel released the Company from any accrued dividends under the Preferred B shares; (4) Daniel transferred all warrant holdings consisting of 656,101 A Warrants and 656,101 B Warrants; and (5) released the Company from any obligation to pay $20,000 per month in consulting fees through December 1999.

         Upon execution of the Agreement, the Company (a) paid Edward Daniel and Joan Daniel $35,000; (b) released a note receivable from an affiliate of Edward Daniel, Daniel Development Corporation (the "DDC Receivable") in the principle amount of $853,397, together with accrued interest thereon in the amount of $208,310; (c) cancelled an account receivable in the amount of $63,199 from LaPlante Compressor Company ("LaPlante"), an affiliate of Edward Daniel; and (d) issued Edward Daniel and Joan Daniel 750,000 shares of Common Stock, which shares cannot be voted by Daniel until August 1999. The Company granted Edward Daniel and Joan Daniel demand registration and piggyback rights through 2001 subject to certain conditions and limitations set forth in the Registration Rights Agreement executed in connection with the Agreement. Under the Agreement, the Company will pay Daniel $20,000 per month for twelve months through August 1998.

         Pursuant to the terms of the ECN, the Company paid interest in the aggregate amount of $73,464 in fiscal 1996 and $73,464 in fiscal 1997. The Company also paid Edward Daniel consulting fees equal to $81,598 in fiscal 1996 and $132,274 in fiscal 1997.

         The Company recorded as an expense for the fiscal year ended June 30, 1997, all amounts due under the Agreement and offset the DDC Receivable against the forgiveness of the ECN. No amounts or charges related to the Agreement or Edward Daniel will be recorded after June 30, 1997.

         As a result of the Agreement, Edward Daniel and Joan Daniel own 1,054,136 shares of Company Common Stock (including 750,000 shares of Common Stock delivered under the Agreement). Subsequent to the execution of the Agreement, on or about September 6, 1997, the Company cancelled the Series A Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock.

         Lease of Real Property. The Company leases its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel. The lease was amended pursuant to the Agreement to provide for a five-year term at $8,000 per month; provided, however, that the lease may be terminated by DDC upon six months notice. The Company made aggregate lease payments to DDC of $90,000 in 1997 and $120,000 in 1996.

         ESTATE OF MRS. JANE DANIEL

         In November 1993, The Company borrowed $200,000 from Mrs. Jane Daniel (now deceased), Edward Daniel's mother and a shareholder. The loan is an unsecured note that was due November 1996. A balance of $31,145 remains on the note as of June 30, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         On October 18, 1996, the Company filed Form 8-K, announcing the acquisition of Butler Products Corporation. On December 11, 1996, the Company filed an Amended Form 8-K, filing the required historical and pro forma financial information related to the acquisition of Butler Products Corporation.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                              OMNI U.S.A., INC.


                                     BY:
                                              -------------------------
                                              /s/ JEffrey K. Daniel
                                              Chief Executive Officer
                                              and President


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


         SIGNATURE                                          TITLE                                     DATE
         ---------                                          -----                                     ----



/S/ JEFFREY K. DANIEL                              Chief Executive Officer & President        September 26, 1997
-------------------------------------------        (Principal Executive And Accounting
Jeffrey K. Daniel                                  Officer)





/S/ MICHAEL A. ZAHORIK                             Executive Vice President   & General       September 26, 1997
-------------------------------------------        Counsel
Michael A. Zahorik

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

    10.9 Butler Products Corporation Share Purchase Agreement dated October 1, 1996, together with exhibits. Incorporated by reference from the Company's Form 8-K filed on October 18, 1996.

    10.10 Mutual Release and Settlement Agreement between Edward L. Daniel, Joan J. Daniel and their affiliates effective June 30, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.

    10.11    Registration Rights Agreement between Edward L. Daniel, Joan
             J. Daniel and their affiliates effective June 30, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.

    10.12    Amendment to Lease Agreement dated August 1, 1997.
             Incorporated by reference from the Company's Form 8- K filed on September 10, 1997.

    10.13 Assignment Agreement between Edward L. Daniel, Joan J. Daniel and their affiliates dated August 15, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.

    21.1 Subsidiaries of the Registrant. Incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Commission on October 12, 1994.

    23.1     Consent of Harper & Pearson Company

    99.1 Press Release dated September 10, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.