Form 10QSB
period 1997-09-30
OMNI USA INC
filed 1997-11-13
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 14, 1997, there were 3,523,092 shares of common stock $.004995 par value outstanding.

                   OMNI U.S.A., INC. AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

          INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
      September 30, 1997 and June 30, 1997

Condensed Consolidated Statements of Operations
      Three Months Ended September 30, 1997 and September 30, 1996

Condensed Consolidated Statements of Cash Flows
      Three Months Ended September 30, 1997 and September 30, 1996

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                   OMNI U.S.A., INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                  ASSETS

                                                     September 30,    June 30,
                                                        1997            1997
                                                    -----------     -----------
CURRENT ASSETS

   Cash ........................................    $   536,870     $   279,756

   Accounts receivable, trade, net .............      1,732,144       2,060,436

   Accounts receivable, related parties ........         56,194          60,654

   Inventories .................................      2,539,101       2,243,751

   Prepaid expenses ............................        135,549         130,457

   Notes Receivable ............................         53,336          66,668
                                                    -----------     -----------
               TOTAL CURRENT ASSETS ............      5,053,194       4,841,722
                                                    -----------     -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization ...      1,816,282       1,846,332
                                                    -----------     -----------
OTHER ASSETS

   Organizational cost .........................         39,615          39,615
   Intangible assets ...........................        302,886         318,345
   Long term deposits ..........................         60,559          60,559
                                                    -----------     -----------
              TOTAL OTHER ASSETS ...............        403,060         418,519
                                                    -----------     -----------
TOTAL ASSETS ...................................    $ 7,272,536     $ 7,106,573
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable ............................    $ 1,621,460     $ 1,562,493

   Line of credit ..............................      1,902,125       1,677,969

   Accrued expenses ............................        957,100         941,947

   Current portion of long-term debt ...........        226,151         226,151
                                                    -----------     -----------
               TOTAL CURRENT LIABILITIES .......      4,706,836       4,408,560
                                                    -----------     -----------
LONG-TERM DEBT .................................        728,364         753,854
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock ................................         17,885          17,885

   Additional paid-in capital ..................      5,248,560       5,248,560

   Treasury Stock ..............................        (55,016)        (48,641)
   Retained earnings (deficit) .................     (3,472,124)     (3,371,676)

   Foreign currency translation adjustment .....         98,031          98,031
                                                    -----------     -----------
               TOTAL STOCKHOLDERS' EQUITY ......      1,837,336       1,944,159
                                                    -----------     -----------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY ......    $ 7,272,536     $ 7,106,573
                                                    ===========     ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   OMNI U.S.A., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                       1997             1996
                                                   -----------      -----------
NET SALES ....................................     $ 3,331,051      $ 2,854,959
COST OF SALES ................................       2,538,025        2,127,264
                                                   -----------      -----------
     Gross Profit ............................         793,026          727,695
                                                   -----------      -----------
OPERATING EXPENSES
   Selling, general and administrative .......         821,727          715,688
                                                   -----------      -----------
      Operating income (loss) ................         (28,701)          12,007
                                                   -----------      -----------
OTHER INCOME (EXPENSE)
    Interest expense .........................         (70,954)         (30,670)
      Other, net .............................            (793)          18,704
                                                   -----------      -----------
                                                       (71,747)         (11,966)
                                                   -----------      -----------
NET INCOME (LOSS) ............................     $  (100,448)     $        41
                                                   ===========      ===========
NET LOSS PER COMMON SHARE ....................     $     (0.03)     $     (0.02)
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING .................       3,527,119        1,810,827
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   OMNI U.S.A., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                30-Sep-97      30-Sep-96
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................   $  (100,448)   $        41
                                                               -----------    -----------
   Adjustments to reconcile net income (loss) to
     net cash
      (used) provided by operating activities:
         Depreciation and amortization .....................        45,509         36,375
         Changes in operating assets and
           liabilities:
            Accounts receivable ............................       332,752        (45,420)
            Inventories ....................................      (295,350)       (90,577)
            Prepaid expenses ...............................        (5,092)       (46,426)
            Notes Receivable ...............................        13,332           --
            Accounts payable and accrued expenses ..........        74,120        (33,693)
                                                               -----------    -----------
               Total adjustments ...........................       165,271       (179,741)
                                                               -----------    -----------
               Net cash (used) provided by
                 operating activities ......................        64,823       (179,700)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .....................          --          (62,831)
                                                               -----------    -----------
              Net cash used by investing
               activities ..................................          --          (62,831)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit ............................     3,224,000      2,564,990
   Payments on line of credit ..............................    (2,999,844)    (2,763,974)
   Payments on long-term debt ..............................       (25,490)       (23,147)
   Purchase of Treasury Stock ..............................        (6,375)          --
   Proceeds from issuance of stock and debentures ..........          --          582,516
                                                               -----------    -----------
               Net cash provided by financing
                    activities .............................       192,291        360,385
                                                               -----------    -----------
NET INCREASE(DECREASE) IN CASH .............................       257,114        117,854
CASH AT BEGINNING OF PERIOD ................................       279,756        494,681
                                                               -----------    -----------
CASH AT END OF PERIOD ......................................   $   536,870    $   612,535
                                                               ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 1997, and the results of their operations and cash flows for the three month periods ended September 30, 1997, and September 30, 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted income (loss) per share are based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 1997, and September 30, 1996, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of primary and fully diluted income (loss) per share.

3. Interest paid on debt for the three months ended September 30, 1997 and 1996, was $60,591 and $30,670, respectively. No interest was paid on equity contract notes for the period ending September 30, 1996. No income taxes were paid during the three months ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company maintained its current ratio of 1.1 at September 30, 1997; the same current ratio as of June 30, 1997. The Company had working capital of $346,358 as of September 30, 1997. This balance represents a decrease of $86,804 from working capital of $433,162 at June 30, 1997. The decrease in working capital was partially due to a decrease in accounts receivable of $332,752 and an offsetting increase in inventory of $295,350 and increased demand on the line of credit of $224,156 with a moderate increase in accounts payable of $58,967.

      The cash balance was $536,870 as of September 30, 1997, an increase of $257,114 compared to June 30, 1997. Accounts receivable were $332,752 lower than June 30, 1997, and the receivable collection period decreased from 52 days to 50 days from June 30, 1997 to September 30, 1997, respectively.

      Inventories increased $295,350 during the quarter. At September 30, 1997, the Company's inventory turnover was 92 days compared to 73 days at June 30, 1997. The Company increased inventory is partially due to prototype and new product field-testing and introduction. The bulk of the prototype and new product inventory has been financed with the Company's line of credit, thus contributing to the increased interest expense.

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

       The Company continues to repurchase Common Stock under a repurchase program announced in 1996. The repurchase program reaffirms the Boards belief, in light of the Company's current and expected performance, that the Common Stock of the Company represents an attractive investment opportunity at currently depressed prices. The Company monitors its cash position and the share price in assessing share repurchases. Since announcement and through the quarter ended September 30, 1997, the Company has repurchased 55,500 shares at an average cost per share of $.99, including 4,500 shares purchased in the quarter ended September 30, 1997.

RESULTS OF OPERATIONS - FIRST QUARTER RESULTS

      The Company had a net loss $100,448 ($.03 loss per share) for the quarter ended September 30, 1997, compared with net income of $41 ($.02 loss per share) for the quarter ended September 30, 1996. For the quarter ended September 30, 1996 only, earnings per share are calculated after preferred stock dividends and a provision for interest (dividends) on equity contract notes ($31,285 in the first quarter of 1996). Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under Equity Contract Notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation. The Company had an operating loss of $28,701 for the quarter ended September 30, 1997 compared to operating income of $12,007 for the first quarter ended September 30, 1996.

      Consolidated net sales were $3,331,051 in the first quarter of fiscal year 1998; a 17% increase over net sales of $2,854,959 in the first quarter of fiscal year 1997. This increase resulted primarily from the acquisition of Butler Products Corporation in October 1996. Since the Butler acquisition, the Company has become less dependent on sales of Omni Gear(R) product. While sales are less dominated by Omni Gear(R) product, Omni Gear(R) product sales continue to be strong during the first quarter representing 72% of total sales compared to 96% of total sales for the same period last year, with Butler(TM) sales representing 22% of total sales compared to 4% of total sales for the same period last year.

      Gross profit, as a percentage of sales, was approximately 24% for the quarter ended September 30, 1997. This represents an approximate 1% decrease from the quarter ended September 30, 1996, due primarily to product mix associated with Butler(TM) sales.

      Selling, general and administrative expenses were $821,727 for the quarter ended September 30, 1997, an increase of $106,039 or approximately 14% over the quarter ended September 30, 1996. Selling, general and administrative expenses of Butler Products Corporation represents $79,251 (75%) of the selling, general and administrative expense increase.

                      PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

       There have been no material changes from the disclosure in the Company's Form 10- KSB for the fiscal year ended June 30, 1997.

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

      Date:  November 14, 1997          OMNI U.S.A., INC.



                                        By: /s/ JEFFREY K. DANIEL
                                                Jeffrey K. Daniel
                                                President and Chief Executive
                                                Officer