Form 10QSB
period 1997-12-31
OMNI USA INC
filed 1998-02-11
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 10, 1998 there were 3,523,092 shares of common stock $.004995 par value outstanding.

                   OMNI U.S.A., INC. AND SUBSIDIARIES

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
      December 31, 1997 and June 30, 1997

Condensed Consolidated Statements of Operations
      Three Months and Six Months Ended December 31, 1997 and December 31, 1996

Condensed Consolidated Statements of Cash Flows
      Three Months and Six Months Ended December 31, 1997 and December 31, 1996

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997
                                  ASSETS

                                                 December 31,1997  June 30, 1997
                                                    -----------     -----------
CURRENT ASSETS
   Cash ........................................    $    44,799     $   279,756
   Accounts receivable, trade, net .............      1,576,831       2,060,436
   Accounts receivable, related parties ........          2,688          60,654
   Inventories .................................      2,138,427       2,243,751
   Prepaid expenses ............................        218,745         130,457
   Notes Receivable ............................         26,672          66,668
                                                    -----------     -----------
               TOTAL CURRENT ASSETS ............      4,008,162       4,841,722
                                                    -----------     -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and
   amortization ................................      1,768,834       1,846,332
                                                    -----------     -----------
OTHER ASSETS
   Organizational cost .........................         23,210          39,615
   Intangible assets ...........................        210,077         318,345
   Long term deposits ..........................         60,559          60,559
                                                    -----------     -----------
              TOTAL OTHER ASSETS ...............        293,846         418,519
                                                    -----------     -----------
TOTAL ASSETS ...................................    $ 6,070,842     $ 7,106,573
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ............................    $ 1,230,492     $ 1,562,493
   Line of credit ..............................      1,377,447       1,677,969
   Accrued expenses ............................        936,031         941,947
   Current portion of long-term debt ...........        226,151         226,151
                                                    -----------     -----------
               TOTAL CURRENT LIABILITIES .......      3,770,121       4,408,560
                                                    -----------     -----------
LONG-TERM DEBT .................................        707,688         753,854
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock ................................         17,885          17,885
   Additional paid-in capital ..................      5,248,560       5,248,560
   Treasury Stock ..............................        (57,141)        (48,641)
   Retained earnings (deficit) .................     (3,723,396)     (3,371,676)
   Foreign currency translation adjustment .....        107,125          98,031
                                                    -----------     -----------
               TOTAL STOCKHOLDERS' EQUITY ......      1,593,033       1,944,159
                                                    -----------     -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ......    $ 6,070,842     $ 7,106,573
                                                    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                  FOR THE       FOR THE        FOR THE         FOR THE
                                   THREE         THREE           SIX             SIX
                                   MONTHS        MONTHS         MONTHS          MONTHS
                                   ENDED         ENDED          ENDED           ENDED
                                 31-DEC-97      31-DEC-96      31-DEC-97      31-DEC-96
                                -----------    -----------    -----------    -----------
NET SALES ...................   $ 3,109,114    $ 2,898,460    $ 6,440,165    $ 5,753,419
                                -----------    -----------    -----------    -----------
COST OF SALES ...............     2,351,525      2,152,106      4,856,202      4,279,370
                                -----------    -----------    -----------    -----------
      Gross Profit ..........       757,589        746,354      1,583,963      1,474,049
                                -----------    -----------    -----------    -----------
OPERATING EXPENSES
   Selling, general and
administrative ..............       945,027        824,731      1,800,102      1,540,505
                                -----------    -----------    -----------    -----------
      Operating income (loss)      (187,438)       (78,377)      (216,139)       (66,456)
                                -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
    Interest expense ........       (69,943)       (58,569)      (140,897)       (89,239)
      Other, net ............         6,109         24,591          5,316         43,295
                                -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE) ......       (63,834)       (33,978)      (135,581)       (45,944)
                                -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...........   $  (251,272)   $  (112,355)   $  (351,720)   $  (112,400)
                                ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE ...   $     (0.07)   $     (0.07)   $     (0.10)   $     (0.09)
                                ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ...     3,523,918      2,073,022      3,524,702      1,941,924
                                ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                     FOR THE        FOR THE     FOR THE        FOR THE
                                                      THREE          THREE        SIX            SIX
                                                      MONTHS         MONTHS      MONTHS         MONTHS
                                                      ENDED          ENDED        ENDED         ENDED
                                                    31-DEC-97      31-DEC-96    31-DEC-97     31-DEC-96
                                                    ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................     (251,272)     (112,355)     (351,720)     (112,400)
                                                    ----------    ----------    ----------    ----------
   Adjustments to reconcile net income
    (loss) to net cash (used) provided
    by operating activities:
         Depreciation and amortization ..........      169,789        64,050       215,298       115,279
         Changes in operating assets
          and liabilities:
            Accounts receivable .................      208,819         3,288       541,571       (42,131)
            Inventories .........................      400,674      (545,073)      105,324      (635,650)
            Prepaid expenses ....................      (83,196)        2,788       (88,288)      (43,638)
            Notes Receivable ....................       26,664             0        39,996             0
            Accounts payable and
             accrued expenses ...................     (402,943)      197,812      (328,823)      (27,795)
                                                    ----------    ----------    ----------    ----------
               Total adjustments ................      319,807      (277,135)      485,078      (633,935)
                                                    ----------    ----------    ----------    ----------
               Net cash (used) provided
                by operating activities .........       68,963      (389,490)      133,358      (746,335)
                                                    ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures ........................      (13,127)   (1,303,222)      (13,127)   (1,378,977)
                                                    ----------    ----------    ----------    ----------
              Net cash used by
               investing activities .............      (13,127)   (1,303,222)      (13,127)   (1,378,977)
                                                    ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings/(Payments) on line
    of credit ...................................     (524,678)     (118,868)     (300,522)     (413,547)
   Payments on long-term debt ...................      (20,676)      (16,514)      (46,166)      (39,662)
   Purchase of Treasury Stock ...................       (2,125)       (3,000)       (8,500)       (3,000)
   Proceeds from equity issues ..................            0       190,814             0       742,130
   Proceeds from issuance of  debt ..............            0     1,122,156             0     1,439,124
                                                    ----------    ----------    ----------    ----------
               Net cash provided/(used)
                by financing activities (547,479)    1,174,588      (355,188)    1,725,045
                                                    ----------    ----------    ----------    ----------
NET INCREASE(DECREASE) IN CASH ..................     (492,071)     (518,124)     (234,957)     (400,267)

CASH AT BEGINNING OF PERIOD .....................      536,870       612,538       279,756       494,681
                                                    ----------    ----------    ----------    ----------
CASH AT END OF PERIOD ...........................       44,799        94,414        44,799        94,414
                                                    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 1997, and the results of their operations and cash flows for the six month and three month periods ended December 31, 1997, and December 31, 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. The net loss per common share is calculated as follows:

                                   FOR THE     FOR THE    FOR THE      FOR THE
                                    THREE       THREE       SIX          SIX
                                    MONTHS      MONTHS     MONTHS       MONTHS
                                     ENDED       ENDED      ENDED       ENDED
                                   31-DEC-97  31-DEC-96   31-DEC-97    31-DEC-96
                                   --------    --------    --------    --------
Net Loss .......................   (251,272)   (112,355)   (351,720)   (112,400)
Interest on Equity Contract
Notes ..........................                (18,366)                (36,732)
Dividends on Preferred Stock ...                 (8,359)                (16,718)
                                   --------    --------    --------    --------
Net Loss attributable to
Common Shares ..................   (251,272)   (139,080)   (351,720)   (165,850)
                                   ========    ========    ========    ========

3. Interest paid on debt for the three months ended December 31, 1997 and 1996, was $69,943 and $58,569 respectively. Interest paid on debt for the six months ended December 31, 1997 and December 31, 1996 was $140,897 and $89,239, respectively. No interest was paid on equity contract notes for the quarter ended December 31, 1997. No income taxes were paid during the three months or six months ended December 31, 1997 and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current ratio was 1.1 as of December 31, 1997, the same current ratio as of September 30, 1997 and June 30, 1997. The Company had working capital of $238,041 as of December 31, 1997 and working capital of $433,162 as of June 30, 1997. This balance represents a decrease of $195,121 from June 30, 1997. The change in working capital from June 30, 1997 was due to a decrease in accounts receivable of $541,571 and a decrease in inventory of $105,324 and repayments on the line of credit of $300,522 with an increase in accounts payable and accrued expenses of $328,395. Net repayments on the line of credit during the quarter ended December 31, 1997 were $524,678.

      The cash balance was $44,799 as of December 31, 1997; a decrease of $234,957 compared to June 30, 1997. Accounts receivable as of December 31, 1997 decreased $541,571 compared to June 30, 1997. The receivable collection period decreased from 52 days to 48 days from June 30, 1997 to December 31, 1997, respectively.

      Inventories decreased $105,324 during the quarter ended December 31, 1997. At December 31, 1997, the Company's inventory turnover was 4 times per year compared to 4.2 times per year at June 30, 1997.

      The decrease in cash, receivables, inventories and the increase in payables resulted from the seasonal decrease in activity.

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

       The Company continued to repurchase Common Stock under a repurchase program announced in 1996. The repurchase program expired December 31, 1997. Since announcement and through the quarter ended December 31, 1997, the Company repurchased 57,500 shares at an average cost per share of $0.99, including 2,000 shares purchased in the quarter ended December 31, 1997 at $1.06 per share. The Company intends to use these shares for acquisitions or for employee awards.

RESULTS OF OPERATIONS - RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1997 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1996

      The Company had a net loss $251,272 ($0.07 per share) for the quarter ended December 31, 1997, compared with a net loss of $112,355 ($0.07 per share) for the quarter ended December 31, 1996. For the quarter ended December 31, 1996 only, earnings per share are calculated after preferred stock dividends and a provision for interest (dividends) on equity contract notes ($26,725 in the second quarter of 1996). Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under equity contract notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation. The Company had an operating loss of $187,438 for the quarter ended December 31, 1997 compared to operating loss of $78,377 for the second quarter ended December 31, 1996. The net loss is primarily attributed to the lower margin product mix of Butler(TM) products and operating costs of the Shanghai facility as it increases production.

      Consolidated net sales were $3,109,114 in the second quarter of fiscal year 1998; a 7% increase over net sales of $2,898,460 in the second quarter of fiscal year 1997. Omni Gear(R) product sales continued to be strong during the second quarter representing 71% of total sales compared to 72% of total sales for the same period last year, with Butler(TM) sales representing 27% of total sales compared to 22% of total sales for the same period last year. Sales from Omni Resources were 2% of sales compared to 6% for the same period last year. The Company ended the quarter with a consolidated backlog of approximately $7,000,000, which will contribute to third and fourth quarter performance.

      For the quarter ended December 31, 1997, Omni Gear(R) sales were $2,204,064, an increase of $206,561 over the same period last year. Omni Resources sales were $117,126, a decrease of $103,753 and Butler(TM) product sales were $787,924, an increase of $107,846 over the same period last year. Production from the Shanghai facility was $364,297 for the quarter ended December 31, 1997.

      Gross profit, as a percentage of sales, was approximately 24% for the quarter ended December 31, 1997. This compares to a 26% margin for the quarter ended December 31, 1996, due primarily to product mix associated with Butler(TM) sales.

      Selling, general and administrative expenses were $945,027 for the quarter ended December 31, 1997, an increase of $120,296 or approximately 15% over the quarter ended December 31, 1996. These expenses were about 30% of net sales compared to 28% for the quarter ended December 31, 1996.

RESULTS OF OPERATIONS - RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996

      The Company had a net loss of $351,720 ($0.10 per share) for the six months ended December 31, 1997, compared with a net loss of $112,400 ($0.09 per share) for the six months ended December 31, 1996. For the six months ended December 31, 1996 only, earnings per share are calculated after preferred stock dividends and a provision for interest (dividends) on equity contract notes ($53,450 in the second quarter of 1996). Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under Equity Contract Notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation. The Company had an operating loss of $216,139 for the six months ended December 31, 1997 compared to operating loss of $66,456 for the six months ended December 31, 1996.

      Consolidated net sales were $6,440,165 in the six months ended December 31, 1997; a 12% increase over net sales of $5,753,419 in the six months ended December 31, 1996. Omni Gear(R) product sales continue to be strong during the first half representing 71% of total sales compared to 88% of total sales for the same period last year, with Butler(TM) sales representing 25% of total sales compared to 10% of total sales for the same period last year. The change in sales percentages reflects the increased proportion of Butler(TM) sales as a result of the Butler Products Corporation acquisition. The six months ended December 31, 1996 include Butler(TM) sales from October 1, 1996, the date of acquisition.

      For the six months ended December 31, 1997, Omni Gear(R) sales were $4,603,872, a decrease of $65,692 compared with the same period last year. Omni Resources sales were $309,167, a decrease of $94,610 and Butler(TM) product sales were $1,527,126 an increase of $847,047 for the period ended December 31, 1997. Production from the Shanghai facility was $420,018 for the six months ended December 31, 1997. The six-month period ended December 31, 1997 included six months of sales by Butler while the same period last year included only the sales from October 1, 1996 (the date of the Butler Products acquisition), through December 31, 1996.

      The Company traditionally has lower sales in the first and second quarters, with a significant portion of its sales in the third and fourth quarters. Management believes that fiscal 1998 will continue in that sales pattern. The Company ended the quarter with a backlog of approximately $7,000,000, which will contribute to third and fourth quarter performance.

      Gross profit, as a percentage of sales, was approximately 25% for the six months ended December 31, 1997. This compares to a 26% margin for the six months ended December 31, 1996, due primarily to overall Company product mix.

      Selling, general and administrative expenses were $1,766,754 for the six months ended December 31, 1997, an increase of $226,249 or approximately 15% over the six months ended December 31, 1996. These expenses were about 27% of net sales compared to 27% for the six months ended December 31, 1996. The increase in these expenses occurred primarily in the Shanghai facility, partially related to freight and duty fees of additional equipment and other expenses related to increasing production from that facility.

SHANGHAI OMNI GEAR MANUFACTURING FACILITY

      The Shanghai Omni Gear manufacturing facility ("SOG") was established to provide Omni Gear a low cost source of high quality planetary and helical gear drive systems not previously existing. Since formation, SOG has developed a highly trained, low cost labor force which utilizes locally supplied raw materials and components to produce gear systems for export to agricultural, industrial, and construction OEM's in North America and Europe. Its secondary focus is supplying local Joint Venture OEM's that require local sources of high quality gearboxes for their production. SOG, with its investment in its employees and in manual and CNC machining and gear cutting equipment, will supply OEM's as the low cost industry leader in quality. SOG's initial production commenced in the first and second quarters of fiscal 1998. Its scheduled production for the remainder of fiscal 1998 will contribute to the Company's overall profitability.

CAUTIONARY STATEMENT

      The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      With the exception of historical facts, the statements contained in Item 2 of this form 10-QSB are forward looking statements. Actual results may differ materially from those contemplated by the forward-looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates, 3) availability or material increases in the costs of select raw materials, and 4) actions taken by competitors with regard to such matters as product offerings pricing, and delivery. Investors are directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB's and Form 8-KSB filed with the Securities and Exchange Commission.

                       PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

            There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

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

      Date:  February 10, 1998                  OMNI U.S.A., INC.




                                                 By: /s/ JEFFREY K. DANIEL
                                                         Jeffrey K. Daniel
                                                         President and Chief
                                                         Executive Officer