Form 10QSB
period 1998-03-31
OMNI USA INC
filed 1998-05-15
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 14, 1998 there were 3,523,092 shares of common stock $.004995 par value outstanding.

                   OMNI U.S.A., INC. AND SUBSIDIARIES
                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
      March 31,1998 and June 30, 1997

Condensed Consolidated Statements of Operations
      Three Months and Nine Months Ended March 31, 1998 and March 31,
       1997

Condensed Consolidated Statements of Cash Flows
      Three Months and Nine Months Ended March 31, 1998 and March 31,
      1997

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997
                                  ASSETS

                                                   March 31, 1998  June 30, 1997
                                                     -----------    -----------
CURRENT ASSETS
   Cash ..........................................   $    63,333    $   279,756

   Accounts receivable, trade, net ...............     2,150,192      2,060,436

   Accounts receivable, related parties ..........        75,639         60,654

   Inventories ...................................     3,035,100      2,243,751

   Prepaid expenses ..............................        37,607        130,457

   Notes Receivable ..............................        13,340         66,668
                                                     -----------    -----------

               TOTAL CURRENT ASSETS ..............     5,375,211      4,841,722
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and
   amortization ..................................     1,737,601      1,846,332
                                                     -----------    -----------
OTHER ASSETS
   Organizational cost ...........................        23,263         39,615
   Intangible assets .............................       231,148        318,345

   Long term deposits ............................             0         60,559
                                                     -----------    -----------
              TOTAL OTHER ASSETS .................       254,411        418,519
                                                     -----------    -----------
TOTAL ASSETS .....................................   $ 7,367,223    $ 7,106,573
                                                     ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..............................   $ 2,218,712    $ 1,562,493

   Line of credit ................................     1,828,448      1,677,969

   Accrued expenses ..............................       633,046        941,947
   Current portion of long-term debt .............       226,151        226,151
                                                     -----------    -----------
               TOTAL CURRENT LIABILITIES .........     4,906,364      4,408,560
                                                     -----------    -----------
LONG-TERM DEBT ...................................       649,085        753,854
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock ..................................        17,885         17,885
   Additional paid-in capital ....................     5,248,560      5,248,560
   Treasury Stock ................................       (57,141)       (48,641)
   Retained earnings (deficit) ...................    (3,566,905)    (3,371,676)
   Foreign currency translation adjustment .......       169,375         98,031
                                                     -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY ........     1,811,774      1,944,159
                                                     -----------    -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ........   $ 7,367,223    $ 7,106,573
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS AND THE NINE MONTHS
                    ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                FOR THE        FOR THE        FOR THE         FOR THE
                                THREE          THREE            NINE           NINE
                                MONTHS         MONTHS          MONTHS         MONTHS
                                 ENDED         ENDED           ENDED          ENDED
                              31-MAR-98      31-MAR-97       31-MAR-98      31-MAR-97
                             -----------    -----------    ------------    -----------
NET SALES ................   $ 4,450,351    $ 4,219,926    $ 10,890,516    $ 9,973,345
                             -----------    -----------    ------------    -----------
COST OF SALES ............     3,240,987      3,220,749       8,063,841      7,500,120
                             -----------    -----------    ------------    -----------
      Gross Profit .......     1,209,364        999,177       2,826,675      2,473,225
                             -----------    -----------    ------------    -----------
OPERATING EXPENSES
   Selling, general and
     administrative ......       991,582        892,257       2,825,034      2,433,097
                             -----------    -----------    ------------    -----------
      Operating income
        (loss) ...........       217,782        106,920           1,641         40,128
                             -----------    -----------    ------------    -----------
OTHER INCOME (EXPENSE)
    Interest expense .....       (79,663)       (67,883)       (220,560)      (157,122)
      Other, net .........        18,372         20,478          23,688         64,156
                             -----------    -----------    ------------    -----------
OTHER INCOME (EXPENSE) ...       (61,291)       (47,405)       (196,872)       (92,966)
                             -----------    -----------    ------------    -----------
NET INCOME (LOSS) ........   $   156,491    $    59,515    $   (195,231)   $   (52,838)
                             ===========    ===========    ============    ===========
NET LOSS PER COMMON SHARE    $      0.04    $      0.01    $      (0.06)   $     (0.08)
                             ===========    ===========    ============    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      3,523,092      3,020,319       3,524,181      1,967,320
                             ===========    ===========    ============    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE THREE MONTHS AND THE NINE MONTHS
ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                          FOR THE     FOR THE    FOR THE     FOR THE
                                           THREE       THREE       NINE        NINE
                                          MONTHS      MONTHS      MONTHS      MONTHS
                                           ENDED       ENDED      ENDED        ENDED
                                         31-MAR-98   31-MAR-97   31-MAR-98    31-MAR-97
                                         --------    --------    --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................    156,491      59,515    (195,231)      (52,838)
                                         --------    --------    --------    ----------
   Adjustments to reconcile net income
    (loss) to net cash (used) provided
    by operating activities:
         Depreciation and amortization     55,416      44,238     166,014       159,514
         Changes in operating assets
           and liabilities:

            Accounts receivable ......   (584,062)     66,740     (33,397)     (339,285)

            Inventories ..............   (896,673)    217,597    (791,349)     (373,815)
            Prepaid expenses .........    181,138       5,000      92,850         5,000
            Long Term Deposits .......     60,559           0      60,559             0
            Intangible Assets ........    (21,124)          0     103,551             0
            Notes Receivable .........     13,332      95,375      53,328        51,737
            Accounts payable and
               accrued expenses ......    685,242     (69,433)    347,325       254,534
                                         --------    --------    --------    ----------
               Total adjustments .....   (506,172)    359,517      (1,119)     (242,315)
                                         --------    --------    --------    ----------
               Net cash (used)
               provided by operating
                  Activities .........   (349,681)    419,032    (196,350)     (295,153)
                                         --------    --------    --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures ............    (24,183)    (71,683)    (57,283)   (1,450,659)
                                         --------    --------    --------    ----------
              Net cash used by
                 investing activities     (24,183)    (71,683)    (57,283)   (1,450,659)
                                         --------    --------    --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings/(Payments) on line
    of credit ........................    451,001     (67,360)    150,479       895,930
   Payments on long-term debt ........    (58,603)          0    (104,769)            0
   Purchase of Treasury Stock ........          0     (11,813)     (8,500)      (14,813)
   Proceeds from equity issues .......          0           0           0       732,604
                                         --------    --------    --------    ----------
         Net cash provided/(used) by
           financing activities ......    392,398     (79,173)     37,210     1,613,721
                                         --------    --------    --------    ----------
NET INCREASE(DECREASE) IN CASH .......     18,534     268,176    (216,423)     (132,091)

CASH AT BEGINNING OF PERIOD ..........     44,799      94,414     279,756       494,681
                                         --------    --------    --------    ----------
CASH AT END OF PERIOD ................     63,333     362,590      63,333       362,590
                                         ========    ========    ========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 1998, and the results of their operations and cash flows for the nine month and three month periods ended March 31, 1998, and March 31, 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. The net income /(loss) per common share is calculated as follows:

                                     FOR THE   FOR THE     FOR THE     FOR THE
                                      THREE     THREE        NINE       NINE
                                      MONTHS    MONTHS      MONTHS     MONTHS
                                       ENDED     ENDED      ENDED       ENDED
                                     31-MAR-98  31-MAR-97  31-MAR-98  31-MAR-97
                                      -------   -------    --------    --------
Net Income (Loss) .................   156,491    59,515    (195,231)    (52,838)
Interest on Equity Contract
Notes .............................      --     (18,366)       --       (36,732)
Dividends on Preferred Stock ......      --       (8359)       --       (16,718)
                                      -------   -------    --------    --------
Net Income (Loss )attributable
  to Common Shares ................   156,491    32,790    (195,231)   (133,013)
                                      =======   =======    ========    ========

3. Interest paid on debt for the three months ended March 31, 1998 and 1997, was $79,663 and $67,883 respectively. Interest paid on debt for the nine months ended March 31, 1998 and March 31, 1997 was $220,560 and $157,122, respectively. No income taxes were paid during the three months or nine months ended March 31, 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current ratio was 1.1 as of March 31, 1998, the same current ratio as of December 31, 1997, September 30, 1997 and June 30, 1997. The Company had working capital of $468,847 as of March 31, 1998 and working capital of $433,162 as of June 30, 1997. This represents an increase of $35,685 from June 30, 1997. The change in working capital from June 30, 1997 was due to an increase in accounts receivable of $104,741 and an increase in inventory of $791,349 and the line of credit of $150,479, together with an increase in accounts payable and accrued expenses of $347,325, and a decrease in prepaid expenses of $92,850 and notes receivable of $53,328.

      The cash balance was $63,333 as of March 31, 1998; a decrease of $216,423 compared to June 30, 1997. The decrease in cash is substantially related to use of cash to fund inventory purchases and receivables during period of higher sales activity. Accounts receivable balance of $2,150,192 as of March 31, 1998 increased $104,741 compared to June 30, 1997. The receivable collection period decreased from 52 days to 43 days from June 30, 1997 to March 31, 1998, respectively.

      Inventory balance as of March 31, 1998 was $3,035,100; an increase of $791,349 compared to June 30,1997. At March 31, 1998, the Company's inventory turnover was 3.6 times per year compared to 4.2 times per year at June 30, 1997. The Company has increased inventory to meet higher customer demands during peak sales season.

      The increase in receivables, inventories and the increase in payables resulted from the seasonal increase in activity through the third quarter ended March 31,1998, and is expected to continue through the fiscal year end June 30,1998.

      The Company believes that between its access to the revolving credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements and known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures, if required.

       The Company repurchased Common Stock under a repurchase program announced in 1996. The repurchase program expired December 31, 1997. The Company repurchased 57,500 shares at an average cost per share of $0.99. The Company intends to use these shares for acquisitions or for employee awards.

RESULTS OF OPERATIONS - RESULTS FOR THE QUARTER ENDED MARCH 31, 1998 COMPARED WITH THE QUARTER ENDED MARCH 31,1997

      The Company had net income of $156,491 ($0.04 per share) for the quarter ended March 31, 1998, compared with net income of $59,515 ($0.01 per share) for the quarter ended March 31,1997. Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under equity contract notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation. The Company had an operating income of $217,782 for the quarter ended March 31, 1998 compared to operating income of $106,920 for the quarter ended March 31, 1997. The net increase is partially due to new product introduction and seasonal sales increases.

      Consolidated net sales were $4,450,351 in the third quarter of fiscal year 1998; a 5.5% increase over net sales of $4,219,926 in the third quarter of fiscal year 1997. Omni Gear(R) product sales continued to be strong during the third quarter representing 75% of total sales compared to 82% of total sales for the same period last year, with Butler(TM) sales representing 22% of total sales compared to 16% of total sales for the same period last year. Omni Resources sales were 3% of sales compared to 2% for the same period last year. The Company ended the quarter with a consolidated backlog of approximately $6,000,000, which will contribute to fourth quarter performance.

      For the quarter ended March 31, 1998, Omni Gear(R) sales were $3,342,539, a decrease of $118,525 over the same period last year. Omni Resources sales were $126,863, an increase of $24,898 and Butler(TM) product sales were $980,949, an increase of $311,049 over the same period last year. The decrease in Omni Gear(R) and increase in Butler(TM) sales is partially due to a realignment of product lines as a result of the Butler Products acquisition. Production from the Shanghai facility was $295,653 for the quarter ended March 31, 1998 compared to $65,942 for the same period last year.

      Gross profit, as a percentage of sales, was approximately 26% for the quarter ended March 31, 1998.This compares to a 24% margin for the quarter ended March 31, 1997.

      Selling, general and administrative expenses were $991,582 for the quarter ended March 31, 1998, an increase of $99,325 or approximately 10% over the quarter ended March 31, 1997. These expenses were approximately 23% of net sales compared to 22% for the quarter ended March 31, 1997. The increase in these expenses occurred in the Shanghai facility, partially related to freight and duty fees of additional equipment and other expenses related to increasing production from that facility, and related to increased production and new product introductions by Butler(TM).

RESULTS OF OPERATIONS - RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1997

      The Company had a net loss of $195,231 ($0.06 per share) for the nine months ended March 31, 1998, compared with a net loss of $52,838 ($0.08 per share) for the nine months ended March 31, 1997. The most significant factors in the net loss through the nine months ended March 31, 1998 versus the nine months ended March 31,1997 is the late season push in sales experienced by the Company in the first quarter ended September 30,1997. The Company had an operating income of $1,641 for the nine months ended March 31,1998, compared to operating income of $40,128 for the nine months ended March 31,1997. Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under Equity Contract Notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation.

      Consolidated net sales were $10,890,516 in the nine months ended March 31, 1998; a 10% increase over net sales of $9,973,345 in the nine months ended March 31, 1997. Omni Gear(R) product sales represent 73% of total sales compared to 81% of total sales for the same period last year. Butler(TM) product sales represent 24% of total sales compared to 13% of total sales for the same period last year. Omni Resources sales represent 3% of total sales compared to 6% of total sales for the same period last year. The change in sales percentages reflects the increased proportion of Butler(TM) sales as a result of the Butler Products Corporation acquisition and a realignment of product lines subsequent to the acquisition.

      For the nine months ended March 31, 1998, Omni Gear(R) sales were $7,946,411, a decrease of $184,217 compared with the same period last year. Omni Resources sales were $436,030, a decrease of $69,712 and Butler(TM) product sales were $2,559,427 an increase of $1,209,448 for the period ended March 31, 1998. Production from the Shanghai facility was $715,671 for the nine months ended March 31, 1998 compared to $208,757 for the same period last year. The nine month period ended March 31, 1998 included nine months of sales by Butler while the same period last year included only the sales from October 1, 1996 (the date of the Butler Products acquisition), through March 31, 1997.

      The Company traditionally has lower sales in the first and second quarters, with a significant portion of its sales in the third and fourth quarters. Management believes that fiscal 1998 will continue in that sales pattern. The Company ended the quarter with a backlog of approximately $6,000,000, which will contribute to fourth quarter performance.

      Gross profit, as a percentage of sales, was approximately 26% for the nine months ended March 31, 1998. This compares to a 25% margin for the nine months ended March 31, 1997, due primarily to overall product mix.

      Selling, general and administrative expenses were $2,825,034 for the nine months ended March 31, 1998, an increase of $391,937 or approximately 17% over the nine months ended March 31, 1997. These expenses were approximately 26% of net sales compared to 25% for the nine months ended March 31, 1997. The increase in these expenses occurred primarily in the Shanghai facility, partially related to freight and duty fees of additional equipment and other expenses related to increasing production from that facility and related to increased production and new product introductions by Butler(TM).

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

      Date:  May  15, 1998                OMNI U.S.A., INC.

                                          By: /S/ JEFFREY K. DANIEL
                                                  Jeffrey K. Daniel
                                                  President and Chief Executive
                                                  Officer