Form 10KSB
period 1998-06-30
OMNI USA INC
filed 1998-09-29
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  Annual Report

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 1998
                         Commission File Number: 0-17493


                                OMNI U.S.A., INC.
                                -----------------
                              (Name of Registrant)

                  Nevada                               88-0237223
                  ------                               ----------
         (State of Incorporation)          (IRS Employer Identification No.)

                      7502 Mesa Road, Houston, Texas 77028
                      ------------------------------------
                    (Address of principal executive offices)


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

                                  Yes X No ___


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $16,807,349.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 1, 1998 was approximately $7,486,571 based on quoted sales on NASDAQ on such date.

         The number of shares of the Registrant's common stock outstanding as of September 1, 1998 was 3,523,092.

                                     PART I

Item 1. Description of Business

         Overview

         History of the Company. The Company, through its wholly-owned subsidiary Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, "Shanghai Omni Gear," designs, develops, manufactures and distributes power transmissions (also known as "gearboxes" or "enclosed geardrives") for use in agricultural, industrial, "off-highway" and construction equipment. The Company, through another wholly-owned subsidiary, Butler Products Corporation, designs, develops, manufactures and distributes trailer and implement jacks and couplers, which include light and heavy-duty jacks and couplers used in a variety of trailers. The Company's products are distributed to original equipment manufacturers and distributors in North America and in several foreign countries including Argentina, Australia, Brazil, Canada, France, Mexico, New Zealand, South Africa, Thailand and Venezuela. The Company began procuring the manufacture of its products by Chinese manufacturers in China in 1980, and since 1986 substantially all of its geardrives have been manufactured in China; 30% of its trailer and implement products are manufactured in China and approximately 70% of its trailer and implement products are manufactured in the United States.

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

         Effective July 1, 1988, Ed Daniel, the sole shareholder, exchanged all of the outstanding stock of Omni-Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5 % interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company") and continued and expanded the business historically conducted by Omni-Washington. Omni's Common Stock began trading on the over-the-counter market on November 1, 1988, and since August 13, 1991, Omni's Common Stock has been listed on the NASDAQ SmallCap Market.

         In December 1994, Omni Resources formed a "Cooperative Joint Venture Limited Liability Company" to be known as "Shanghai Omni Gear Co., Ltd." ("Shanghai Omni Gear" or the "Joint Venture") with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of the manufacture and sale of planetary and industrial geardrives.

         Shanghai Omni Gear was formed in accordance with the Law of the People's Republic of China on Co-operative Joint Ventures, and its activities are governed by all laws, decrees, rules and regulations of the People's Republic of China, including, but not limited to, labor and employment, tax, foreign exchange and insurance laws and regulations. Shanghai Omni Gear is obligated to contribute five percent of its after-tax profits per year, up to a maximum of 50% of the registered capital of the Company (or $1,312,500) to a reserve enterprise development and welfare fund for staff and workers. Shanghai Omni Gear is entitled to certain preferential tax treatments and is eligible for exemption, as determined by the Chinese Government, from custom duties, value-added tax and other levies.

         The Chinese manufacturer contributed to the Joint Venture the use of land and factory space in its manufacturing complex under a 30-year facilities lease; Omni Resources agreed to contribute an aggregate of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility, and, as of the date hereof, has contributed approximately $3,494,000 to the Joint Venture. Omni Resources controls Shanghai Omni Gear, as it appoints a majority of Shanghai Omni Gear's Board of Directors and also appoints the General Manager of the Joint Venture. The Chinese manufacturer has a single representative on Shanghai Omni Gear's Board of Directors and does not participate in the profits of Shanghai Omni Gear; its only return from Shanghai Omni Gear being a rental fee from the facilities lease, which is approximately $20,000 per month commencing January 1996.

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

         In October 1998, the Joint Venture will move to a new facility in Shanghai, China containing approximately 75,000 square feet pursuant to a 30-year lease, with lease payments of approximately $10,000 per month.

         Shanghai Omni Gear manufactures the Company's planetary and helical geardrive product lines. The facility is being used for assembly of planetary drives, helical geardrives and inspection of drives produced in other Chinese manufacturing facilities. There are approximately one hundred-thirty persons employed by the Joint Venture. Additional employees will be added as the manufacturing facility is further developed. Highly skilled labor is abundant in Shanghai, and a core staff, including American and Chinese engineers, provides additional planning and development of the facility. Shanghai Omni Gear will continue to emphasize production of planetary and helical drive products.

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

         Since the Company began selling power transmission products in 1974 it has achieved a number of competitive advantages including:

         (i) the establishment of very strong customer relationships and a reputation for quality products at a good value;
         (ii) recognition as the low cost producer in the industry resulting from the Company's extensive Chinese manufacturing capability with Chinese contract manufacturers and now with its own manufacturing facility in Shanghai;
         (iii) substantial market penetration in the agricultural implement market with right-angle gear boxes;
         (iv)     a reputation for responsive service;
         (v) recognition for design innovation in response to customers needs; and
         (vi) the accumulation of a substantial body of technical and industry specific knowledge.

         The Company intends to build on this base of strategic advantages and achieve compounded annual growth in both sales and profits. To achieve this objective the Company has developed a growth strategy encompassing the following:

         (i)      Compound annual sales and income growth of 20%-30% per year;

         (ii) the acquisition of companies, in a consolidation strategy, which produce similar products for markets which the Company has targeted, or which produce products which are complimentary to, or extensions of, existing products;
         (iii) expand market share in right-angle gearbox products in foreign markets via acquisition synergy and all markets by continuing emphasis on low cost, quality products manufactured in China;
         (iv) expand market share in planetary and industrial geardrives through the marketing arrangement with the Braden Winch division of PACCAR, Inc.;
         (v) expand new and/or related trailer and implement components for sale into existing markets as well as an increased emphasis on penetration of new markets;
         (vi) continued improvement in operating efficiencies in Shanghai Omni Gear; and
         (vii)    new product innovation and development.

         Products

         Omni Gear

         Power Transmissions. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni's power transmissions are its most significant product, representing 78% and 81% of Omni's revenues in fiscal years 1998 and 1997, respectively.

         Although Omni distributes power transmissions for numerous applications and purposes, the majority of its sales revenues are derived from sales of power transmissions manufactured for three distinct applications:

         Agricultural equipment. Omni Gear distributes power transmissions for tractor powered implements with capacities ranging from 3 to 300 horsepower for use in agricultural equipment, including post hole diggers, which are accessories attached to tractors used to dig post holes; rotary cutters, which are large, heavy duty "mowers" for use in agriculture and highway right-of-way and recreational area maintenance; grain augers, which deliver grain to the top of grain silos; and geardrives for fertilizer spreader and roto-tiller applications. Transmissions manufactured for such applications typically employ only a few gears and the Company therefore typically refers to power transmissions for right-angle geardrives.

         Irrigation systems. Omni Gear is a major supplier of "right-angle" gearboxes and helical geared center drive gearboxes for "center pivot" irrigation systems, which dispense water through a system of pipes and sprinklers mounted in wheel-driven towers revolving around a central well and irrigating fields of up to one mile in diameter. Omni Gear has recently introduced into the North American market irrigation gearheads which are large gearboxes (up to 400 horse power) used to drive underground turbine pumps.

         Construction, mobile off-highway, industrial and utility equipment. In 1992, Omni Gear began distributing "planetary drive" power transmissions for use in construction, "mobile off-highway" (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary geardrives utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds is needed. Sales of planetary geardrives accounted for approximately 8% of the Company's sales in 1998. The Company believes that it can significantly expand its share of the market of planetary drives, and the Company's goal of increased production of these products is a primary factor in the Company's decision to establish a manufacturing facility in China. The Company has also entered into a distribution agreement for its planetary drives. See "Distribution, Sales and Marketing."

         Butler

         Towing Equipment. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. As a percentage of revenues, towing equipment represented 22% and 19%, respectively, of Omni's net sales in fiscal years 1998 and 1997. The Company expects sales from both product lines to equate as the Company continues its strategy is to develop its power transmission and trailer and implement product lines.

         New Products. The Company continues to improve its products and expand product application. Currently, the Company is designing gearboxes to expand its agricultural, universal, irrigation, planetary, commercial turf and mobile utility geardrive product lines. Specifically, the Company is testing a 300 horsepower irrigation gearhead pump drive, heavy-duty multiple spindle rotary cutter drives, two speed orchard sprayer drives, snow blower drives, planetary geardrives for hydraulic post hole diggers and high ratio universal geardrives for various applications in the European and North American markets.

         Product Manufacturing

         Current Manufacturing Arrangements. Pending development of the Shanghai Omni Gear facility into a full-service manufacturing and assembly facility, a majority of the Company's geardrives are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers located in metropolitan Shanghai and in Yantai, some of whom the Company has been doing business with for over eighteen years. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future. The Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through negotiation. The Company believes that it has established solid working relationships with these factories, which relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms.

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

         Manufacturing Capacity. The Company believes that Shanghai Omni Gear and the other manufacturers it currently employs possess sufficient excess production capacity to meet the Company's production requirements for the foreseeable future. Based on the number of potential manufacturers in China and excess capacity of manufacturers currently in use, the Company does not believe that the loss of services of any single manufacturer would have a material adverse effect on the Company.

         Distribution, Sales and Marketing

         Distribution. The Company distributes its products primarily to distributors and original equipment manufacturers. Customers with limited requirements, and most of the Company's North American customers, typically purchase geardrive products from inventories; sales to these customers are made by Omni-Washington through Omni Gear. Omni Resources, including Shanghai Omni Gear, on the other hand, ships planetary geardrive products marketed under Omni Gear directly from the factory to U.S. customers and foreign customers located primarily in Australia and Japan; or to other customers that purchase entire containers or production runs of Company products. Butler distributes its products to after-market distributors, trailer OEMs, export brokers and government agencies. Butler-employed sales personnel make virtually all sales. All products are shipped either from Butler's manufacturing facility in Butler, Kentucky or from Omni's facility in Houston, Texas. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales made in the United States. Omni Gear's and Omni Resources' sales of geardrive products increased by approximately 13% from 1997 to 1998, a total increase of approximately $1,483,804. Butler's sales increased by approximately 29% from 1997 to 1998, a total increase of approximately $803,293. Net sales of Omni Gear represents approximately 66% of consolidated net sales with Omni Resources and Butler representing approximately 12% and 22% of the Company's net sales, respectively.

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

         Sales. Omni considers its overall customer base to be relatively stable, with little significant variation from year to year. In 1998, the Company's top ten customers represented 76% of the Company's net sales volume, and its two largest customers, who are in different segments of the market, represented 29% of net sales.

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

         Marketing. Power transmissions are usually manufactured according to a customer's specific applications and specification. Because incorporating a power transmission manufactured by a different supplier may require changes in product design or expensive retooling, customers often do not replace a current supplier's product with a standard product of another manufacturer and therefore do not frequently change suppliers of power transmissions. Accordingly, while the Company regularly solicits additional sales from existing customers, a large portion of its sales are made to existing customers with minimal marketing effort.

         With respect to new business, the Company distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, Omni has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Omni engineers are often required to consult with prospective customers, assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Company engineers continue to consult with the customer on product improvements and modifications.

         Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,850,000 in inventory in its Houston, Texas facility, approximately $300,000 at the Company's facility in Butler, Kentucky, and approximately $550,000 at its facility in Shanghai, China. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities that approximate $1,500,000. The Company forecasts sales 12 months in advance, and maintains a three month "rolling" production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory.

         As of June 30, 1998, the amount of the Company's backlog believed to represent firm orders was approximately $6,600,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with "blanket" purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule.

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

         In sales of power transmissions for 1) rotary cutter, 2) tractor-powered implement and 3) universal geardrive product lines, Omni Gear competes with a number of U.S. and foreign companies, including Comer S.p.A. and Bondioli & Pavesi, each of which are Italian companies, and Curtis Machine, Inc., Superior Gearbox Mfg., Inc., Hub City and Durst (both divisions of Regal-Beloit Corporation), and ITG, all of which are American companies, together with geardrives which are self-produced by certain OEM's. Published statistics of the size of the market are not readily available.

         In sales of the irrigation geardrive market, Omni Gear's most significant competitors in the marketplace are Durst and Ohio Gear (both divisions of Regal-Beloit Corporation), U.S. Motors (a division of Emerson Electric), and Universal Motion Components, together with irrigation geardrives which are self-produced by certain OEM's.

         Omni estimates that the North American market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $50,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. Other companies which supply planetary geardrives in these rated torque capacities as a part of their overall planetary products include Gear Products (a division of Blount), DP Manufacturing, Tulsa Winch (a division of Dover), and Von Ruden, all American companies, and Brevini, Lohmann & Stolterfoht, Orisson & Koepfel, Regiana & Riddutori, SOM (a division of Comer), Teijin Seiki, and Transmital Bonfiglioli, all foreign companies. The Company's sales of planetary geardrives exceeded $1,300,000 in fiscal year 1998, and Omni Gear believes that it can increase its share of this market in the future since demand for construction and off-highway equipment continues to be strong, and the Company, as a low-priced competitor, can usually capture a portion of any new market that it enters.

         In sales of Butler light duty product lines, Butler competes with a number of U.S. and foreign companies, including Atwood, Fulton and Hammerblow. Butler's heavy-duty product lines compete with a number of U.S. and foreign companies, including Kaiser Austin Westran, Eagle, Jost, Holland/Binkley, and Sudisa.

         Omni's most important competitive advantage is its competitive pricing afforded by inexpensive Chinese labor and manufacturing costs. Omni believes that it is competitive in its industry with respect to warranty and return matters, payment terms, and product quality.

         Other

         Employment. The Company currently employs approximately one hundred-eighty persons worldwide; (i) one hundred-thirty by Shanghai Omni Gear,
(ii) twenty-seven at the Company's Houston, Texas facility, and (iii) twenty-eight at the Company's facilities in Butler, Kentucky. Twenty-two of Butler's twenty-eight employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

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

         Intangible Properties. The Company manufactures, advertises and sells its products under numerous trademarks. Omni-Registered Trademark-, Omni USA-Registered Trademark-, Omni Gear-Registered Trademark-, and
Butler-TM- trademarks are the primary marks under which the Company's products are sold. The Company also owns other trademarks under which gearbox products are sold such as RC-20-Registered Trademark-, RC-30-Registered Trademark-, RC-51-Registered Trademark-, RC-61-Registered Trademark-, RC-61T-Registered Trademark-, RC-65T-Registered Trademark-, RC-71-Registered Trademark-, RC-81-Registered Trademark-, RC-91-Registered Trademark-, RC-110-Registered Trademark-, RCD-101-Registered Trademark-, PHD-26HD-Registered Trademark-, PHD-50A-Registered Trademark-, PHD-75-Registered Trademark-, IR-15-Registered Trademark-, IR-50-Registered Trademark-, OFD-50-Registered Trademark-, RC-130-TM-, RC-25-TM-, Irri-Torq-TM-, Voyager-Registered Trademark-, Galaxy-TM-, Enforcer-TM-, Enforcer II-TM-, Slick Disc-TM-, and Slider-Registered Trademark-. Management believes that the Company's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business. The Company is not dependent on any one such trademark. The Company vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

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

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an assembly center, inventory warehouse, and warranty repair, quality control, testing and inspection, and distribution center for products imported and distributed for its own account. The Houston facility is leased from Daniel Development Corporation, a limited partnership controlled by Mr. Ed Daniel on a long-term lease expiring in 2002 at a rate of $8,000 per month. See, "Certain Relationships and Related Transactions," below. On March 6, 1998, effective April 1, 1998, the building was sold to Phenix Investment Company, a real estate investment company located in Houston Texas. Phenix Investment Company is not affiliated with Daniel Development Corporation, Edward L. Daniel or Joan J. Daniel. The terms of the lease were not changed as a result of the sale.

         Pursuant to the Articles of Association and Joint Venture Agreement establishing the Joint Venture, the Joint Venture leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease, with lease payments of approximately $20,000 per month. The existing space is sufficient for the activities currently conducted there, and the Company may acquire additional space in the complex as it expands its operations. In October 1998, the joint Venture will move to a new facility in Shanghai, China containing approximately 75,000 square feet pursuant to a 30-year lease, with lease payments of approximately $10,000 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders of the Company during the quarter ended June 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market:

                  Quarter Ending         Low           High
                  --------------         ---           ----
                  09/30/96               1.63          3.13

                  12/31/96               1.00          2.15

                  03/31/97               0.88          1.44

                  06/30/97               0.75          1.44

                  09/30/97               1.25          2.00

                  12/31/97               0.75          1.81

                  03/31/98               0.75          1.37

                  06/30/98               1.88          3.50

         As of September 1, 1998, the closing price of the Company's Common Stock was $2.125 per share. As of June 30, 1998, there were approximately 665 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative deficit of $2,999,713 as of June 30, 1998; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources. Omni's liquidity and capital position as of June 30, 1998 remained consistent with the prior fiscal year ended June 30, 1997, as a result of management's desire to maintain or improve liquidity ratios.

          Working capital increased by $298,445 during the fiscal year ended June 30, 1998 to $731,607 as of June 30, 1998 and current assets increased $1,092,110 from the prior year and current liabilities increased $793,665 as a result of increased sales and profits in fiscal 1998. Accounts receivable increased $525,037 to a balance of $2,585,473 and inventory increased $680,997 or 30% to a balance of $2,924,748 from the year ended June 30, 1997.

         The Company utilizes a $2,000,000 working capital facility that had an outstanding balance of $1,965,186 at June 30, 1998. The Company's cash balance of $278,297 at the end of June 30, 1998, was $1,459 lower than the end of June 30, 1997. Given its current working capital requirements, known obligations, and assuming current levels of operations, the Company believes that it has sufficient capital resources to meet its working capital requirements for the foreseeable future.

         Results of Operations

         Fiscal year ended June 30, 1998, compared to fiscal year ended June 30, 1997. Omni's net sales increased 14% to approximately $16.8 million, compared to $14.5 million for fiscal year 1997. Sales increases of $1.6 million are the result of internal growth and new product development. For the year ended June 30 1998, Omni had operating income of $482,657 compared to $345,638 for the fiscal year ended June 30, 1997. Operating income improved as a result of the increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The Company earned net income of $225,492 or $0.06 per share for the fiscal year ended June 30, 1998, compared to a loss of $175,868 or $0.14 loss per share for the fiscal year ended June 30, 1997 after one-time charges and a $73,464 provision for interest (dividends) on equity contract notes and $33,434 dividends on preferred stock. For detailed information on the one-time charges related to Edward L. Daniel, see "Certain Relationships and Related Transactions," below.

         Net sales increases for the year were driven by stronger demand for the Company's rotary cutter, tractor powered implement, irrigation geardrives and new product introduction. Sales of the Company's geardrives represented 78% of total sales while the towing products made up 22% of total sales. Gross margin increased to 25.4% in fiscal year 1998 from 24.5% when compared with fiscal 1997, caused primarily by the addition of higher margin items to the product mix. Management continues to focus on improving margins through more aggressive manufacturing policies.

         Selling, general and administrative expenses increased by $560,441 or 17%, from 1997 to 1998. Selling, general, and administrative expenses represented 22.5% of net sales in 1998 compared to 22.2% of net sales in 1997.

         Interest expense increased to $316,443 in 1998 from $256,425 in 1997, attributable to additional debt carried to meet increased sales.

         Fiscal year ended June 30, 1997, compared to fiscal year ended June 30, 1996. Omni's revenues increased 39% to approximately $14.5 million, compared to $10.4 million for fiscal year 1996. Sales increases of $2.1 million are the result of internal growth and new product development and $2.0 million resulted from the BPC acquisition. For the year ended June 30 1997, Omni had operating income of $345,638 compared to a loss of $105,272 for the fiscal year ended June 30, 1996. Operating income improved as a result of the increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The Company recorded $332,367 in one-time charges against current year results, related substantially to: (1) write-off of prepaid royalties ($86,050); and (2) a services termination agreement between the Company and its former chairman Edward L. Daniel and his affiliates effective June 30, 1997 ($246,317). As a result, the Company recorded a consolidated net loss of $175,868 or $0.14 loss per share for the fiscal year ended June 30, 1997 after $73,464 provision for interest (dividends) on equity contract notes and $33,434 dividends on preferred stock. For detailed information on the one-time charges related to Edward L. Daniel, see "Certain Relationships and Related Transactions," below.

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

         Selling, general and administrative expenses increased by $272,340 or 9%, from 1996 to 1997. Selling, general, and administrative expenses represented 22% of net sales in 1997 compared to 28% of net sales in 1996. Butler added 50% of the increase in S,G,&A. The Company incurred selling, general and administrative expenses of $654,590 related to the Shanghai Omni Gear manufacturing facility.

         Interest expense increased to $256,425 in 1997 from $95,382 in 1996, attributable to additional debt issued for the purchase of BPC and increased borrowing under the Company's working capital facility.

         Year 2000. The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 software issues. Processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is actively addressing these software issues to minimize these risks. The Company is in the process of identifying internal software and imbedded technology Year 2000 risks. The Company has performed internal test operations using dates subsequent to Year 2000 (specifically, the Company's financial and inventory systems) and has not encountered problems which are material to the Company's operations. The Company is inquiring of its customers and vendors and contractors with whom the Company has a material relationship to provide the Company with updates of their efforts to be Year 2000 compliant and, if compliant, written assurances to that effect. The Company anticipates the completion of the identification and verification process to be completed within fiscal year 1999. The Company has not accelerated computer replacement or software upgrades as a result of Year 2000 issues. At this point, the Company has not identified any internal Year 2000 issue that will not be otherwise resolved through computer and software upgrades. The cost of achieving Year 2000 compliance over the cost of normal software upgrades is estimated to be approximately $10,000-$20,000. At this point, the Company has not developed a contingency plan in the event a material issue arises.

         Cautionary Statement. Forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, the Company's dependence upon third-party suppliers, political and economic circumstances in China, and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Investors are directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB's filed with the Securities and Exchange Commission.

Item 7.  Financial Statements



                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056




                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






                            HARPER & PEARSON COMPANY




Houston, Texas
September 17, 1998

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                     ASSETS
                                                                            1998            1997
                                                                         -----------    -----------
CURRENT ASSETS
   Cash ..............................................................   $   278,297    $   279,756
   Accounts receivable, trade, net ...................................     2,585,473      2,060,436
   Accounts receivable, related parties ..............................        92,396         60,654
   Inventories .......................................................     2,924,748      2,243,751

   Prepaid expenses ..................................................        52,918        130,457
   Note receivable ...................................................             0         66,668
                                                                         -----------    -----------

               TOTAL CURRENT ASSETS ..................................     5,933,832      4,841,722
                                                                         -----------    -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization .........................     2,110,538      1,992,803
                                                                         -----------    -----------
OTHER ASSETS - primarily intangible assets, net ......................       280,607        418,519
                                                                         -----------    -----------
TOTAL ASSETS .........................................................   $ 8,324,977    $ 7,253,044
                                                                         -----------    -----------
                                                                         -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..................................................   $ 2,466,175    $ 1,562,493
   Line of credit ....................................................     1,965,186      1,677,969
   Accrued expenses ..................................................       605,077        941,947
   Current portion of long-term debt .................................       165,787        226,151
                                                                         -----------    -----------
               TOTAL CURRENT LIABILITIES .............................     5,202,225      4,408,560
                                                                         -----------    -----------
LONG-TERM DEBT .......................................................       815,130        753,854
                                                                         -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock ......................................................        17,885         17,885
   Additional paid-in capital ........................................     5,248,560      5,248,560
   Treasury stock ....................................................       (57,141)       (48,641)
   Retained deficit ..................................................    (2,999,713)    (3,225,205)
   Foreign currency translation adjustment ...........................        98,031         98,031
                                                                         -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY ............................     2,307,622      2,090,630
                                                                         -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY ............................   $ 8,324,977    $ 7,253,044
                                                                         -----------    -----------
                                                                         -----------    -----------

See accompanying notes

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                     1998              1997
                                                 ------------      ------------
NET SALES ..................................     $ 16,807,349      $ 14,520,252
                                                 ------------      ------------

      Cost of Sales.........................       12,800,209        10,955,654
      Write-off of Vendor Obligation........         (254,918)            -
                                                 ------------      ------------

COST OF SALES ..............................       12,545,291        10,955,654
                                                 ------------      ------------

      Gross Profit .........................        4,262,058         3,564,598

OPERATING EXPENSES
   Selling, general and administrative .....        3,779,401         3,218,960
                                                 ------------      ------------

      Operating income .....................          482,657           345,638
                                                 ------------      ------------


OTHER INCOME (EXPENSE)
   Commission income .......................           45,307             7,570
   Interest expense ........................         (316,443)         (256,425)
   Other, net ..............................           13,971          (272,651)
                                                 ------------      ------------

                                                     (257,165)         (521,506)
                                                 ------------      ------------

NET INCOME (LOSS) ..........................     $    225,492      $   (175,868)
                                                 ------------      ------------
                                                 ------------      ------------
BASIC AND DILUTED EARNINGS (LOSS) PER
 SHARE .....................................     $       0.06      $      (0.14)
                                                 ------------      ------------
                                                 ------------      ------------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...............        3,523,903         2,061,180
                                                 ------------      ------------
                                                 ------------      ------------

See accompanying notes

                                  OMNI U.S.A., INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                       Series B
                                    Preferred Stock         Common Stock
                                        Number                 Number                    Equity      Subordinated
                                      Of Shares              Of Shares                  Contract     Convertible
                                     Outstanding   Amount   Outstanding     Amount       Notes        Debentures
                                   --------------- ------  --------------  -------    ----------   ---------------
Balance, July 1, 1996 ......            10,120     $ 101    1,805,750     $ 9,020     $ 918,304     $      -

Issuance of common
   shares ..................                                  195,000     $   974

Issuance of preferred
   shares for services .....                60     $ -

Issuance of convertible
   debentures ..............                                                                        $  477,150

Conversion of subordinated
   debentures ..............                                  829,842     $ 4,145                   $ (477,150)

Purchase of shares .........                                  (51,000)

Interest on equity contract
   notes ...................

Preferred dividends ........

Net loss ...................

Conversion of equity
   contract notes ..........           (10,180)    $(101)     750,000     $ 3,746     $(918,304)
                                   --------------- ------  --------------  -------    ----------   ---------------
Balance, June 30, 1997 .....               -       $ -      3,529,592     $17,885     $     -       $      -

Purchase of shares .........                                   (6,500)

Net income .................
                                   --------------- ------  --------------  -------    ----------   ---------------
Balance, June 30, 1998 .....               -       $ -      3,523,092     $17,885     $     -       $      -
                                   --------------- ------  --------------  -------    ----------   ---------------
                                   --------------- ------  --------------  -------    ----------   ---------------



                                   Additional                    Retained        Foreign
                                    Paid-in       Treasury       Earnings        Currency
                                    Capital         Stock        (Deficit)     Translation       Total
                                --------------  ----------    ------------     -----------   ----------
Balance, July 1, 1996 ......     $4,391,171      $    -       $(2,942,176)     $  98,031     $2,474,451

Issuance of common
   shares ..................     $  304,024                                                  $  304,998

Issuance of preferred
   shares for services .....     $   50,010                                                  $   50,010

Issuance of convertible
   debentures ..............                                                                 $  477,150

Conversion of subordinated
   debentures ..............     $  503,355                   $      (263)                   $   30,087

Purchase of shares .........                     $(48,641)                                   $  (48,641)

Interest on equity contract
   notes ...................                                  $   (73,464)                   $  (73,464)

Preferred dividends ........                                  $   (33,434)                   $  (33,434)

Net loss ...................                                  $  (175,868)                   $ (175,868)

Conversion of equity
   contract notes ..........                                                                 $ (914,659)
                                --------------  ----------    ------------     -----------   ----------
Balance, June 30, 1997 .....     $5,248,560      $(48,641)    $(3,225,205)     $  98,031     $2,090,630

Purchase of shares .........                     $ (8,500)                                   $   (8,500)

Net income .................                                  $   225,492                    $  225,492
                                --------------  ----------    ------------     -----------   ----------
Balance, June 30, 1998 .....     $5,248,560      $(57,141)    $(2,999,713)     $  98,031     $2,307,622
                                --------------  ----------    ------------     -----------   ----------
                                --------------  ----------    ------------     -----------   ----------



See accompanying notes.

                         OMNI U.S.A., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR YEARS ENDED JUNE 30, 1998 AND 1997

                                                      1998        1997
                                                  ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................$  225,492 $  (175,868)
                                                  ---------- ------------
  Adjustments to reconcile net income
     (loss) to net cash
  used by operating activities:
  Depreciation....................................   235,633     220,135
  Amortization....................................    77,353      73,186
  Non cash expenses...............................         -     115,906
  Changes in operating assets and liabilities:
  Accounts receivable ............................  (556,779)   (127,692)
  Inventories ....................................  (680,997)    (98,994)
  Prepaid expenses and other current assets ......    77,539      80,775
  Note receivable ................................    66,668      13,332
  Long term deposits .............................    60,559           -
  Accounts payable and accrued expenses ..........   566,812    (113,054)
                                                  ---------- ------------
  Total adjustments ..............................  (153,212)    163,594
                                                  ---------- ------------
  Net cash provided (used) by operating
     activities ..................................    72,280     (12,274)
                                                  ---------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of subsidiary net of cash acquired ....         -    (187,120)
  Purchase of property and equipment .............  (131,381)   (425,964)
  Purchase of intangible assets and
     organizational cost .........................         -      (6,245)
                                                  ---------- ------------
  Net cash used by investing activities ..........  (131,381)   (619,329)
                                                  ---------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit .................. 15,921,284  14,214,993
  Repayments on line of credit ..................(15,634,067)(14,042,659)
  Payments on long term debt ....................   (221,075)   (184,165)
  Purchase of treasury stock ....................     (8,500)    (48,641)
  Proceeds from issuance of convertible
     debentures .................................          -     477,150
                                                  ---------- ------------
  Net cash provided by financing activities .....     57,642     416,678
                                                  ---------- ------------
NET CHANGE IN CASH ..............................     (1,459)   (214,925)

CASH AT BEGINNING OF YEAR .......................    279,756     494,681
                                                  ---------- ------------
CASH AT END OF YEAR .............................   $278,297    $279,756
                                                  ---------- ------------

See accompanying notes.

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

         Organization and Business - The Company designs, develops, manufactures and distributes gear boxes and towing and trailer products, used primarily for agricultural and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified manufacturers of custom products in a foreign country, contracting with such manufacturer for the manufacture of custom products, quality control of the products (in the case of manufacturing subcontractors), and delivery to an ultimate third party customer. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States. In fiscal 1995, Shanghai Omni Gear was established to begin manufacturing certain products currently purchased from third parties. Shanghai Omni Gear began production during the year ended June 30, 1997.

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

         In connection with the Butler acquisition, the Company acquired trade receivables, inventories and other current assets of about $730,000, property valued at about $810,000 for financial statement purposes, and assumed trade payables, accrued expenses and debt of about $850,000. In connection with the acquisition, the Company recognized about $250,000 of goodwill, which it is amortizing over 15 years. The accompanying financial statements include the operations of Butler beginning October 1, 1996.

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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $170,469 and $82,856 in 1998 and 1997, respectively.

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

                                                                Estimated useful
                                                                   lives (years)
                                                                   -------------
         Warehouse, manufacturing and office equipment ..........         3 to 10
         Leasehold improvements .................................         5 to 10
         Tooling costs ..........................................         5 to 10

         The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

         Intangible Assets and Organizational Costs - Intangible assets, consist of purchased goodwill from Butler Products, historical customer relationships of Omni Resources, Ltd. and engineering plans and designs. Organizational costs are attributed to Shanghai Omni Gear capitalized expenditures. Intangible assets and organizational costs are valued at cost less accumulated amortization of $496,404 and $419,051 in 1998 and 1997 respectively. Amortization is provided on a straight-line basis over five to fifteen-year periods.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Income (Loss) Per Share - Income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents were anti-dilutive and therefore were not included in the computation of primary and fully diluted loss per share. For 1997, loss per share is calculated after a provision for interest (dividends) on equity contract notes of $73,464 and preferred stock dividends of $33,434.

         Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 1998.

         Prior Period Adjustments - During 1988, the Company determined that certain fiscal 1997 intercompany balances were not properly eliminated. As a result, machinery and equipment purchased for the China operations amounting to $146,471 had been expensed. The 1997 financial statements have been restated to correct this error by increasing warehouse, manufacturing and office equipment and decreasing general and administrative expenses. Net loss was reduced and retained earnings was increased in 1997 by $146,471 (0.07 per share) as a result of the restatement.

NOTE 2   ACCOUNTS RECEIVABLE

         Accounts receivable at June 30 consisted of the following:

                                                1998              1997
                                             -----------      -----------
         Accounts receivable - trade ...     $ 2,629,092      $ 2,064,049
         Allowance for doubtful accounts         (43,619)          (3,613)
                                             -----------      -----------

                                             $ 2,585,473      $ 2,060,436
                                             -----------      -----------
                                             -----------      -----------

NOTE 3   INVENTORIES

         Inventories at June 30 consisted of the following:

                                              1998             1997
                                           ----------        ----------
         Raw Materials ............        $  501,318        $  239,415
         Work in Process ..........           230,110           145,966
         Finished Goods ...........         2,193,320         1,858,370
                                           ----------        ----------
                                           $2,924,748        $2,243,751
                                           ----------        ----------
                                           ----------        ----------

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment at June 30 consisted of the following:

                                                          1998             1997
                                                       -----------      -----------
         Warehouse, manufacturing and
           office equipment ......................     $ 2,371,128      $ 2,082,956
         Land, Buildings & Leasehold improvements          557,060          557,060
         Tooling costs ...........................         613,722          548,527
                                                       -----------      -----------
                                                         3,541,910        3,188,543
         Accumulated depreciation and amortization      (1,431,372)      (1,195,740)
                                                       -----------      -----------
                                                       $ 2,110,538      $ 1,992,803
                                                       -----------      -----------
                                                       -----------      -----------

NOTE 5   LINE OF CREDIT

         The Company has a revolving line of credit with a bank which includes a term loan of $100,000 and provides for maximum borrowings of $2,000,000 as determined by a formula based on trade accounts receivable and inventory. The term loan matures in January 1999 and has a remaining balance of $23,333 as of June 30, 1998. The line of credit matures December 14, 1998, bears interest at prime plus 2%, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the assets of the Company and the personal guarantees of certain stockholders and officers of the Company.

NOTE 6   LONG-TERM DEBT

         Long-term debt at June 30 consisted of the following:

                                                                                 1998        1997
                                                                                -------     -------
         Note payable to stockholder, due in monthly
            installments of $6,453 including interest
            at 10%  due November 1996 ....................................     $      0     $ 31,146

         Notes payable to banks/financing companies, due in monthly installments of $1,482 including interest ranging from 1.9% to
            4.8%, maturing at various dates through 2001 secured by
            vehicles .....................................................       45,582       54,359

         Note Payable to equipment manufacturer,
            due in monthly installments of $10,244 including
            interest at 10%  through 2001 ................................      254,387      168,930

         Butler Products Corporation Industrial Bonds due in
           monthly installments of $2,730 including interest
           at 5.5%  through March 2003 ..................................      134,693      159,203

         Butler Products Corporation Small Business Administration
           Loan due in monthly installments of $2,168 including
           interest at 9.259%  through June 2000 ........................       46,255       66,367

         Junior Subordinated Notes to Butler Products Corporation former owners at 8% annual interest with annual principal payments of
           $166,667 beginning September 30, 2001
           through 2003 .................................................      500,000      500,000
                                                                              --------     --------

                                                                               980,917      980,005
         Less current portion ...........................................      165,787      226,151
                                                                              --------     --------

         Total Long-Term Debt ...........................................     $815,130     $753,854
                                                                              --------     --------
                                                                              --------     --------

 Future maturities of long-term debt are as follows:

         1998 .......................................................   $165,787
         1999 .......................................................    179,571
         2000 .......................................................     83,152
         2001 .......................................................    190,686
         2002 .......................................................    195,055
         Thereafter .................................................    166,666
                                                                        --------
                                                                        $980,917

NOTE 7   CONVERTIBLE DEBENTURES

         The Company sold Subordinated Convertible Debentures ("Debentures") in the amount of $500,000 to an individual ("Holder") in July 1996. The Debentures had an interest rate of 8% per year, payable semi-annually in common stock of Omni, at the Company's option and were due June 30, 1999. The Company recorded the Debentures as equity in the amount of $477,150, after deducting $22,850 of costs related to the issuance. The obligations under these Debentures were subordinate to all senior indebtedness. From July 1996 to June 30, 1997, all Debentures were converted into 829,842 shares of Common Stock by the Holder. The number of shares issued on the conversion of the Debentures, including any issuances for payment of interest, was calculated based on 75% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion date.

NOTE 8   PREFERRED STOCK

         Effective June 30, 1997, the Company and Edward L. Daniel ("Edward Daniel"), Joan J. Daniel ("Joan Daniel") and certain affiliates ("Affiliates")(collectively, Edward Daniel, Joan Daniel and Affiliates referred to as "Daniel"), entered into a Mutual Release and Settlement Agreement (the "Agreement"). (See, Note 16, "Related Party Transactions," below).

         On September 6, 1997, the Company cancelled the Series A Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock.

NOTE 9   COMMON STOCK

         The Company has authorized 150,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 1998, the Company had issued 3,580,592 shares with 3,523,592 shares outstanding and 57,500 treasury shares. At June 30, 1997, 3,529,592 shares were issued and outstanding.

         During fiscal 1997, the Company issued 150,000 shares of restricted common stock related to the purchase of Butler Products Corporation, 45,000 shares of restricted common stock in lieu of legal fees, 829,842 shares on the conversion of subordinated debentures and 375,000 shares each to Edward L. Daniel and Joan J. Daniel pursuant to the Agreement. (See, Note 16, "Related Party Transactions," below).

         The Company purchased 57,500 of its common shares on the open market for $57,141 (average of $0.99 per share) from November, 1996 through June 30, 1998 pursuant to a repurchase program announced in November 1996 which authorized the repurchase of up to 100,000 common shares.

NOTE 10  EQUITY CONTRACT NOTES

         Under the Agreement, the Company offset its obligation under the Equity Contract Notes ("ECN") against all receivables due from Daniel, including the DDC Receivable and LaPlante Receivable. Pursuant to the terms of the ECN, the Company accrued interest in the aggregate amount of $73,464 in fiscal 1997, and treated all ECN interest as dividends. (See, Note 16, "Related Party Transactions," below).

NOTE 11  WARRANTS TO PURCHASE COMMON STOCK

         In 1997, under the Agreement, Edward L. Daniel and Joan J. Daniel transferred to the Company 656,101 Class A Warrants and 656,101 Class B Warrants. (See, Note 16, "Related Party Transactions," below).

         Subsequent to the transfer, the Company has Class A and Class B Warrants which entitle the holder to purchase shares of common stock as follows:

                                                                            Number of
                                                              Per Share     Warrants
                                        Expiration Date          Price       Issued
                                        ---------------          -----       ------
         Class A ...................    March 15, 1999         $   4.00      946,565
         Class B ...................    March 15, 2001         $   6.00      706,372

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

         The Board of Directors has reserved 1,500,000 shares under the Plans.

                                                           Total         $4.00        $1.00
               Stock Option Summary:                       Number        Priced       Priced
                                                          Of  Shares     Options      Options
                                                          ----------     -------      -------
         Options outstanding at July 1, 1996 .......        740,000       740,000          -0-
         Options granted ...........................        450,000       450,000          -0-
         Options canceled ..........................        (90,000)      (90,000)         -0-
         Options Repriced ..........................            -0-    (1,030,000)   1,030,000
                                                          ---------    ----------    ---------
         Options outstanding at June 30, 1997 ......      1,100,000        70,000    1,030,000

         Options granted ...........................         65,000           -0-       65,000
         Options canceled ..........................        (60,000)          -0-      (60,000)
         Options Repriced ..........................            -0-           -0-          -0-
                                                          ---------    ----------    ---------
         Options outstanding at June 30, 1998 ......      1,105,000        70,000    1,035,000

         Exercisable at June 30, 1998 ..............        465,000        70,000      395,000
         Exercisable at June 30, 1997 ..............        130,000        70,000       60,000

         Available for future grant at June 30, 1998        395,000           -0-      395,000
         Available for future grant at June 30, 1997        400,000           -0-      400,000

NOTE 13  INCOME TAXES

         For the years ended June 30, 1998 and 1997, the Company utilized net operating loss carry-forwards amounting to approximately $1,150,000 and 554,000 to decrease income tax expense by $390,000 and $188,000 respectively.

         At June 30, 1998, the Company has net operating loss carry-forwards amounting to $382,000 tax basis which may be offset against future taxable income through 2008.

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

         The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                      1998          1997
                                                   ---------      ---------
         Current deferred tax assets:
             Accounts receivable .............     $  14,000      $   1,228
             Inventory .......................         7,000          3,359
             Related party payables ..........           -0-         81,600
             Net operating loss carry-forwards       130,000        402,449
                                                   ---------      ---------
             Deferred tax assets .............       151,000        488,636

         Non-current deferred tax, asset:
             Depreciation ....................       (20,000)       (19,064)
                                                   ---------      ---------
         Net deferred income tax assets ......       131,000        469,572
         Valuation allowance .................      (131,000)      (469,572)
                                                   ---------      ---------
         Net deferred income taxes ...........     $     -0-      $     -0-
                                                   ---------      ---------
                                                   ---------      ---------

         The valuation allowance has decreased $338,572 and $163,029 in 1998 and 1997, respectively due to utilization of net operating loss carry forwards to offset current taxable income.

         The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,600,000 at June 30, 1998.

         The difference between the effective rate of income tax expense at June 30, 1998 and 1997 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense are explained below according to the tax implications of various items of income or expense.

                                                             1998           1997
                                                           ---------      ---------
         Provision for income tax/(benefit) expense at
           U.S. statutory rates ......................     $  75,000      $ (59,595)
         Increase (decrease) in tax provision
           resulting from:
              Non-deductible losses on foreign
                subsidiaries .........................       255,000        242,366
              Non-deductible expense, other ..........         8,572          5,236
              Equity contract note interest ..........           -0-        (24,978)
              Change in valuation reserve ............      (338,572)      (163,029)
                                                           ---------      ---------
         Income tax expense ..........................     $     -0-      $     -0-
                                                           ---------      ---------
                                                           ---------      ---------

NOTE 14  VENDOR OBLIGATION

         The Company wrote off approximately $255,000 of amounts owed to a China state-owned factory for purchases of inventory in years prior to 1995. Company management believes that the vendor will not pursue payments of these amounts since there have been no demands for payment for three years and because the Company has unrecorded claims against the factory for defective products. In the Company's experience, business relationships in China are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract.

NOTE 15  COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, Shanghai and Japan. The Houston lease is $8,000 per month through 2002. The Shanghai lease began in 1996 and has a thirty-year term at approximately $20,000 per month. At June 30, 1998, the future minimum rental payments required under the leases were approximately:

         1999 ..............................................    $  360,000
         2000 ..............................................       360,000
         2001 ..............................................       360,000
         2002 ..............................................       360,000
         2003 ..............................................       264,000
         Thereafter ........................................     5,520,000
                                                                ----------
         Total .............................................    $7,224,000
                                                                ----------
                                                                ----------

         Rent expense was approximately $360,000 and $293,000 during the years ended June 30, 1998 and 1997, respectively.

         Insurance Coverage - The Company is self-insured against product liability and completed operations. This development, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintained in face and effect, product liability and completed operations insurance held by BPC at the time of acquisition. The Company maintains directors' and officers' insurance coverage.

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

         As of June 30, 1998, Omni Resources and Omni USA have advanced Shanghai Omni Gear approximately $3,494,000. These advances are reflected in the accompanying financial statements as follows:

         Current assets ..........................           $1,260,000
         Property and equipment ..................            1,257,000

         Intangible assets and organizational costs ..          48,000
         Current liabilities .........................      (1,311,000)
         Retained deficit from operations ............       2,240,000
                                                           -----------
           Total .....................................     $ 3,494,000
                                                           -----------
                                                           -----------

         Tooling Advance - At June 30, 1996, Omni Resources had paid $120,000 for tooling costs under an agreement with a vendor. During 1997 this amount was offset against accounts payable and will be recovered from the vendor through discounts on future purchases of inventory.

         Employment - Twelve percent of the Company's employees, (specifically, twenty-two of twenty-eight Butler employees) are unionized and are covered by a collective bargaining agreement.

         Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 1998 and 1997, no contributions were made by the Company.

NOTE  16 RELATED PARTY TRANSACTIONS

         The Company and Edward L. Daniel, former Chairman of the Board and principal shareholder of the Company, have the following arrangements:
         (i) lease of the Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel in the amount $8,000 monthly through March 31, 1998; and (ii) the Company pays Edward L. Daniel and Joan J. Daniel $20,000 per month, through July 31, 1998, in consideration of terminating all previous agreements to provide services to the Company.

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

         Upon execution of the Agreement, the Company (a) paid Edward Daniel and Joan Daniel $35,000; (b) released a note receivable from an affiliate of Edward Daniel, Daniel Development Corporation (the "DDC Receivable") in the principle amount of $853,397, together with accrued interest thereon in the amount of $208,310; (c) cancelled an account receivable in the amount of $63,199 from LaPlante Compressor Company ("LaPlante"), an affiliate of Edward Daniel; and (d) in exchange for the release of the ECN and the transfer of all Preferred Stock, all of which had rights to convert into Common Stock, the Company issued each Edward Daniel and Joan Daniel 375,000 shares of Common Stock, which shares cannot be voted by them or their affiliates until August 1999. The Company granted Edward Daniel and Joan Daniel demand registration and piggyback rights through 2001 subject to certain conditions and limitations set forth in the Registration Rights Agreement executed in connection with the Agreement. Pursuant to the terms of the ECN, the Company accrued interest in the aggregate amount of $73,464 in both fiscal 1997 and fiscal 1996, and treated all ECN interest as dividends. The Company paid Edward Daniel consulting fees equal to $132,274 in fiscal 1997.

         The Company offset its obligation under the ECN against all receivables due from Daniel, including the DDC Receivable and LaPlante Receivable. In addition, the Company accrued in the fiscal year ended June 30, 1997, all amounts due under the Agreement, including payments due Edward Daniel through July 1998. As a result of the offset and accrual, the Company expensed $246,317 for the fiscal year ended June 30, 1997. No amount or charges related to the Agreement or Daniel will be recorded after June 30, 1997.

         As a result of the Agreement, Edward Daniel and Joan Daniel own 1,054,136 shares of Company Common Stock (including 750,000 shares of Common Stock delivered under the Agreement).

         Lease of Real Property - The Company leases its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel. The lease was amended pursuant to the Agreement to provide for a five-year term at $8,000 per month; provided, however, that the lease may be terminated by DDC upon six months notice. The Company made aggregate lease payments to DDC of $72,000 in 1998 and $90,000 in 1997. On March 6, 1998, effective April 1, 1998, the building was sold to Phenix Investment Company, a real estate investment company located in Houston Texas. Phenix Investment Company is not affiliated with Daniel Development Corporation, Edward L. Daniel or Joan J. Daniel. The terms of the lease were not changed as a result of the sale.

NOTE 17  SEGMENT INFORMATION

         The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, industrial and other purposes. Selected financial information by business segment with respect to these activities for the years ended June 30 are as follows:

                                                   1998              1997
                                               ------------      ------------
         Net Sales
           Omni USA, Inc. (Domestic) .....     $ 11,029,929      $ 11,003,528
          Butler Products, Inc. ..........        3,617,321         2,814,028
           Omni USA, Inc.  (Foreign) .....        2,160,099           702,696
                                               ------------      ------------
           Total Net Sales .............       $ 16,807,349      $ 14,520,252
                                               ------------      ------------
                                               ------------      ------------
         Operating Income (Loss)
           Omni USA, Inc. (Domestic) .....     $  1,038,750      $    576,260
          Butler Products, Inc. ..........          207,378           489,317
          Omni USA, Inc.(Foreign) ........         (763,471)         (719,939)
                                               ------------      ------------
             Total Operating Income (Loss)     $    482,657      $    345,638
                                               ------------      ------------
                                               ------------      ------------
          Net Income/(Loss)
            Omni USA, Inc. (Domestic) ....     $    792,531      $     60,299
           Butler Products, Inc. .........          154,425           476,063
            Omni USA, Inc.(Foreign) ......         (721,464)         (712,230)
                                               ------------      ------------
              Total Income/(Loss) ........     $    225,492      $   (175,868)
                                               ------------      ------------

                                               ------------      ------------

                                                   1998             1997
                                               ------------      ------------
         Assets
            Omni USA, Inc. (Domestic) ...      $  3,995,092      $  2,922,464
           Butler Products, Inc. ........         2,109,425         2,273,956
            Omni USA, Inc.(Foreign) .....         2,220,460         2,056,624
                                               ------------      ------------
             Total Assets ...............      $  8,324,977      $  7,253,044
                                               ------------      ------------
                                               ------------      ------------

         Substantially all the capital expenditure in 1998 and 1997 were for Omni USA, Inc. (Foreign).

NOTE 18  MAJOR CUSTOMERS AND SUPPLIERS

         During fiscal years 1998 and 1997, the Company and its subsidiaries had consolidated sales of $3,300,000 and $2,700,000 to a domestic customer for a total of 20% and 19% of consolidated sales, respectively.

         Approximately 72% and 71% of the Company's products were purchased from two companies in China in 1998 and 1997, respectively.

NOTE 19  SUPPLEMENTAL CASH FLOW INFORMATION

         During 1998 the Company recorded the following non-cash investing and financing activities:

           Plant and equipment acquired for $222,000 in exchange for notes payable.

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

           $85,346 net write-off of prepaid royalties of $199,376 and related note payable of $114,030 to other expense

           $50,010 of series A preferred stock issued in lieu of consulting services

           $92,373 of common stock issued in lieu of trade payables

           $80,000 issued in exchange for trade receivable

           Eliminated various related party receivables and payables in exchange for preferred stock and warrants (See Note 16.)

         Cash paid for interest during 1998 and 1997 amounted to approximately $316,000 and $256,000, respectively.

NOTE 20  PENDING ACQUISITION

         On May 27, 1998, the Company executed a Purchase Agreement to acquire Agritrans BV and its subsidiaries, Agdrive BV and Agritrans KFT (collectively, "Agritrans"). Agritrans is a Netherlands-based manufacturer and worldwide distributor of drivelines, clutches, CV joints, shields and spare parts for agricultural equipment. The acquisition is contingent on obtaining acceptable outside financing and completion of due-diligence.

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


 Name                      Age        Position
 ----                      ---        ---------
 Jeffrey K. Daniel          37        President, Chief Executive Officer and Director

 Craig L. Daniel            38         Vice President-Manufacturing and Director

 Michael A. Zahorik         35         Executive Vice President, Chief Operating Officer, General
                                       Counsel and Secretary

 James L. Davis             50         Director

 John F. Lillicrop          63         Director


_________________

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

CRAIG L. DANIEL has been a full time employee of Omni since April, 1989, and is currently Vice President-Manufacturing for the Company, Managing Director of Omni Resources, Limited and General Manager of Shanghai Omni Gear Company, Limited. Craig L. Daniel is the brother of Jeffrey K. Daniel. Craig L. Daniel has served as a director of the Company since December 1993.

MICHAEL A. ZAHORIK joined the Company as its General Counsel in November 1994. In June 1995, Mr. Zahorik became Vice President of the Company, and in July 1996, became Executive Vice President and Secretary of the Company. In January 1998, Mr. Zahorik became Chief Operating Officer. Mr. Zahorik has a Bachelors Degree from the University of Colorado and a Juris Doctorate from the University of Denver. Prior to his employment with the Company, Mr. Zahorik was senior litigation and corporate counsel for McGeady Sisneros & Wollins, P.C., in Denver, Colorado. Mr. Zahorik is admitted to practice law in Colorado, Texas, and other Federal districts and circuits.

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

JOHN F. LILLICROP is President and Chief Executive Officer of OECO Corporation ("OECO"), a defense and aerospace electronics manufacturer in Portland, Oregon. From April 1994 through March 1996, Mr. Lillicrop was Senior Vice President of investment banking at Black and Company, Inc. in Portland, Oregon. From December 1990 through April 1994, Mr. Lillicrop was Chairman of Springtime, Inc. I, a wholesale grower of nursery products in Hillsboro, Oregon. Mr. Lillicrop is a director of OECO, Black and Company, Inc., Tycom Corporation, and Springtime, Inc. I. Mr. Lillicrop is a graduate of the University of Colorado and received his EMBA from the Peter Drucker Graduate Management Center of the Claremont Graduate School. Mr. Lillicrop has served as a director of the Company since December 1996.

W. WAYNE PATTERSON is President of HWG Capital, L.L.C. and a principal shareholder of Harris Webb & Garrison, Inc. Mr. Patterson also serves as Chairman of the Board of Integrated Service and Industrial Supply, a consolidator of industrial distribution companies and of U.S Graphics Industries. Mr. Patterson was formerly the Chairman, CEO and founder of Texas Micro Systems, a manufacturer of computers primarily for the telecommunications industry. Mr. Patterson also served as Chairman and CEO of BriskHeat Corporation, a manufacturer of thermal management products to the laboratory, aerospace and semiconductor industries. Prior to founding Texas Micro and BriskHeat in 1989, Mr. Patterson served as Executive Vice President of Keystone International, Inc., a NYSE listed manufacturer of flow control products. In this position, he led Keystone's merger and acquisition activities in addition to his operational responsibilities. Mr. Patterson continued to serve as Director and Chairman of the Audit Committee of Keystone until its merger with TYCO in August of 1997. Mr. Patterson holds BBA and LLD degrees from the University of Texas, is a CPA and a member of the Texas State Bar.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:


                                Annual Compensation                         Long Term Compensation
                   -------------------------------------     ------------------------------------------------
                                                                        Awards                       Payouts
                                                             ----------------------------           ---------
                                                             Restricted        Securities
Name and                                    Other Annual        Stock          Underlying             LTIP           All Other
Position           Year   Salary   Bonus    Compensation       Awards        Options/ SARs           Payouts       Compensation
--------           ----   ------   -----    ------------     -----------     -------------           -------       ------------
Jeffrey K. Daniel
President & CEO   1996  76,500     ---         ---               ---             160,000*              ---              ---
                  1997  76,500     ---         ---               ---             136,000**             ---              ---
                  1998  76,500      ---        ---               ---                 ---               ---              ---

Craig L. Daniel
Vice President-   1996   76,500    ---         ---               ---             160,000*              ---              ---
Manufacturing     1997   76,500    ---         ---               ---             136,000**             ---              ---
                  1998   76,500     ---        ---               ---                 ---               ---              ---

Michael A. Zahorik
Executive Vice
President, COO &  1996      ---    ---         ---               ---              70,000*               ---             ---
Gen. Counsel      1997   68,500     ---        ---               ---              68,000**              ---             ---
                  1998   68,500     ---        ---               ---                 ---                ---             ---


No other current executive officer's annual salary or bonus exceeded $100,000 for any of the three most recent fiscal years ended June 30, 1998.
___________________________

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

        On February 7, 1998, the Board granted 10,000 options to purchase Company Common Stock to James L. Davis and John F. Lillicrop, and 20,000 options to purchase Company Common Stock to W. Wayne Patterson. All director options were immediately vested.

        The following table provides repricing information for options held by any of the Company's five most highly compensated executive officers. The repricing reflected in the table was implemented in 1997 on the recommendation of the Compensation Committee in place at that time to conform the options to prevailing market prices and provide an incentive for which the options were designed.


                                               Ten-Year Options/SAR Repricings

                                Number of                                                Length
                                Securities      Market          Exercise                 of Original
                                Underlying      Price of Stock  Price of Stock           Option Term
                                Options/SARs    at Time of      at Time of      New      Remaining at
                                Repriced or     Repricing or    Repricing or    Exercise Date of
Name                      Date  Amended         Amendment       Amendment       Price    Repricing
----                      ----  ------------   ---------------- --------------  -------- ------------
Jeffrey K. Daniel       6/6/97   160,000         $0.75           $4.00           $1.00    9 years
Craig L. Daniel         6/6/97   160,000         $0.75           $4.00           $1.00    9 years
Michael A. Zahorik      6/6/97    70,000         $0.75           $4.00           $1.00    9 years


        Under the 1996 ISOP, options for 900,000 shares had been granted as of June 6, 1997. As of that date, the market value of Common Stock subject to the 1996 ISOP was below the option exercise price of $1.00 per share. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 1998 based on the closing price of Common Stock at June 30, 1998 of $3.188:


                                                                             1996 Incentive Stock Option Plan
                                                              -----------------------------------------------------------------

 Name and Position                                            Dollar Value / Shares                     Total Number of Shares
                                                                   Exercisable                           Represented by Options
-------------------                                           ----------------------                    -----------------------
 Jeffrey K. Daniel                                               $255,040/80,000                                296,000
 President and CEO

 Craig L. Daniel                                                 $255,040/80,000                                296,000
 Vice President-Manufacturing

 Michael A. Zahorik                                              $115,580/35,000                                138,000
      Executive Vice President, COO
      & General  Counsel

 Executive Officer Group                                        $625,660/195,000                                730,000

 Non-Executive Officer  Employee Group                           $239,100/75,000                                155,000

 Total                                                           $864,760/270,000                               885,000


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                  OPTION/SAR VALUES


                                                                                             Value of Unexercised
                                                              Number of Unexercised          in-the-money Options/
                              Shares Acquired     Value      Options/SARs at FY-End           SARs at FY-End (2)
Name                            on Exercise     Realized  (1) Exercisable/Unexercisable    Exercisable/Unexercisable
-----                         ----------------  --------  ------------------------------   -------------------------
Jeffrey K. Daniel
President & CEO                     N/A             N/A              296,000                          3,700
                                                                80,000/216,000                  $255,040/$688,608
Craig L. Daniel
Vice President-
        Manufacturing               N/A             N/A              296,000                          3,700
                                                                80,000/216,000                  $255,040/$688,608
Michael A. Zahorik
Exec. Vice President, COO
& General Counsel                  N/A              N/A              138,000                          1,725
                                                                35,000/103,000                  $115,580/$328,364


________________________

N/A Not applicable. No options were exercised during the fiscal year ended June 30, 1998.
(1) Indicates number of options exercisable and unexercisable as of June 30, 1998.
(2)     Based upon closing price of Common stock at June 30, 1998 of $3.188.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITALIZATION

        The Company's currently authorized equity securities are as follows: (i) 150,000,000 shares of Common Stock, par value $.004995 per share, (ii) 2,312,773 Class A Common Stock Purchase Warrants ("Class A Warrants"); and (iii) 1,362,773 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 1, 1998, the Company had outstanding 3,523,092 shares of Common Stock, and has issued Class A Warrants to purchase 946,565 shares of Common Stock and Class B Warrants to purchase 706,372 shares of Common Stock.

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

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 1998, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                                                Amount and Nature
                                                                    Of Beneficial
Name and Address of Beneficial Owner                                  Ownership    Percent of Class(1)
------------------------------------                                  ---------    -------------------
Edward L. Daniel (3)(6) ............................................. 527,068             15.0%
Joan J. Daniel (4)(6) ............................................... 527,068             15.0%
Jeffrey K. Daniel (2)(8) ............................................ 125,355              3.5%
Craig L. Daniel (2)(9) .............................................. 143,416              4.0%
Michael A. Zahorik (2)(10) ..........................................  71,900              2.0%
Websters Publishing, Ltd. (5) ....................................... 735,018             18.3%
James L. Davis (7) ..................................................  90,000              2.5%
John F. Lillicrop (11) ..............................................  45,000              1.3%
W. Wayne Patterson (12) .............................................  20,000                 *
Executive Officers and
Directors as a Group ................................................ 495,671              12.8%


* less than 1% of the total number of shares outstanding

______________________

(1)     Based upon 3,523,092 shares of Common Stock outstanding as of June 30,
        1998.
(2)     The address for all officers is 7502 Mesa Road, Houston, Texas 77028.
(3) Includes 375,000 shares of Common Stock issued to Edward Daniel under the Agreement which shares cannot be voted by him until August 1999.
(4) Includes 375,000 shares of Common Stock issued to Joan Daniel under the Agreement which shares cannot be voted by her until August 1999.
(5) Includes 245,006 shares purchasable under A Warrants exercisable within 60 days at $4.00 per share and 245,006 shares purchasable under B Warrants exercisable within 60 days at $6.00 per share. The address of such beneficial owner is Caroline Center, 10th Floor, 28 Yun Ping Road, Causeway Bay, Hong Kong.
(6) The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.
(7) Includes 50,000 shares purchasable under A Warrants exercisable within 60 days at $4.00 per share and 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share. The address of such beneficial owner is One Park Ten Place, Suite 340, Houston, Texas 77084.
(8) Includes 80,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 3,763 shares held in street name and 770 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 7,489 shares purchased through the Company's 401(k) plan.
(9) Includes 80,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 6,800 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.
(10) Includes 35,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 19,300 shares held of record by the Michael
        A. Zahorik Individual Retirement Account, a self-directed IRA and 2,100 shares purchased through the Company's 401(k) plan.
(11) Includes 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share. Owned jointly with Stella J. Lillicrop. The address of such beneficial owners is 1220 Skyland Drive, Lake Oswego, Oregon 97034.
(12) Includes 20,000 shares purchasable under options exercisable within 60 days at $1.00 per share. The address of such beneficial owner is 5599 San Felipe, Suite 301, Houston, Texas 77056.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        EDWARD L DANIEL AND AFFILIATES

        The Company and Edward L. Daniel, former Chairman of the Board and principal shareholder of the Company, have the following arrangements: (i) lease of the Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel, in the amount $8,000 monthly through March 31, 1998; and (ii) the Company pays Edward L. and Joan J. Daniel $20,000 per month, through July 1998, in consideration of terminating all previous agreements to provide services to the Company.

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

        Upon execution of the Agreement, the Company (a) paid Edward Daniel and Joan Daniel $35,000; (b) released a note receivable from an affiliate of Edward Daniel, Daniel Development Corporation (the "DDC Receivable") in the principle amount of $853,397, together with accrued interest thereon in the amount of $208,310; (c) cancelled an account receivable in the amount of $63,199 from LaPlante Compressor Company ("LaPlante"), an affiliate of Edward Daniel; and (d) issued Edward Daniel and Joan Daniel 750,000 shares of Common Stock, which shares cannot be voted by Daniel until August 1999. The Company granted Edward Daniel and Joan Daniel demand registration and piggyback rights through 2001 subject to certain conditions and limitations set forth in the Registration Rights Agreement executed in connection with the Agreement. Under the Agreement, the Company will pay Daniel $20,000 per month for twelve months through July 1998.

        Pursuant to the terms of the ECN, the Company paid interest in the aggregate amount of $73,464 in fiscal 1996 and $73,464 in fiscal 1997. The Company also paid Edward Daniel consulting fees equal to $132,274 in fiscal 1997.

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

         LEASE OF REAL PROPERTY. The Company leases its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel. The lease was amended pursuant to the Agreement to provide for a five-year term at $8,000 per month; provided, however, that the lease may be terminated by DDC upon six months notice. The Company made aggregate lease payments to DDC of $72,000 in 1998 and $90,000 in 1997. On March 6, 1998, effective April 1, 1998, the building was sold to Phenix Investment Company, a real estate investment company located in Houston Texas. Phenix Investment Company is not affiliated with Daniel Development Corporation, Edward L. Daniel or Joan J. Daniel. The terms of the lease were not changed as a result of the sale.

        ESTATE OF MRS. JANE DANIEL

        In November 1993, the Company borrowed $200,000 from Mrs. Jane Daniel (now deceased), Edward Daniel's mother and a shareholder. The loan was an unsecured note that was fully paid during the year ended June 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                     SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        OMNI U.S.A., INC.





                                BY:     /s/ JEFFREY K. DANIEL
                                        ------------------------
                                        JEFFREY K. DANIEL
                                        CHIEF EXECUTIVE OFFICER
                                        and President


Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.


        Signature                      Title                       Date
        ---------                      -----                       ----


/s/ JEFFREY K. DANIEL   CHIEF EXECUTIVE OFFICER & PRESIDENT  SEPTEMBER 29, 1998
---------------------
JEFFREY K. DANIEL



/s/ MICHAEL A. ZAHORIK       CHIEF OPERATING OFFICER  &      SEPTEMBER 29, 1998
----------------------       EXECUTIVE VICE PRESIDENT
MICHAEL A. ZAHORIK

                                 INDEX OF EXHIBITS


EXHIBIT NO.                     NAME OF EXHIBIT
-----------                   -------------------

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

10.9 Butler Products Corporation Share Purchase Agreement dated October 1, 1996, together with exhibits. Incorporated by reference from the Company's Form 8-K filed on October 18, 1996 and from the Company's Amended Form 8-K filed on December 11, 1996.

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

27.1    Financial Data Schedule

99.1 Press Release dated September 10, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.