Form 10QSB
period 1998-09-30
OMNI USA INC
filed 1998-11-13
CIK 846732

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                       Commission File Number: 0-17493

                              OMNI U.S.A., INC.
                              -----------------
           (Exact name of registrant as specified in its charter)

                 Nevada                        88-0237223
                 ------                        ----------
        (State of Incorporation)   (IRS Employer Identification No.)

                    7502 Mesa Road, Houston, Texas 77028
                    ------------------------------------
                  (Address of principal executive offices)

                              (713) 635-6331
                              --------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

At November 13, 1998, there were 3,523,092 shares of common stock $.004995 par value outstanding.

                     OMNI U.S.A., INC. AND SUBSIDIARIES

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
         September 30, 1998 and June 30, 1998

Consolidated Statements of Operations
         Three Months Ended September 30, 1998 and September 30, 1997

Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1998 and September 30, 1997

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     OMNI U.S.A., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                   ASSETS                           (Unaudited)        (Audited)
                                                                   September 30,       June 30,
                                                                       1998              1998
                                                                   -------------      ----------
CURRENT ASSETS
   Cash                                                             $  152,458        $  278,297
   Accounts receivable, trade net                                    2,104,515         2,585,473
   Accounts receivable, related parties                                 91,061            92,396
   Inventories                                                       3,189,040         2,924,748
   Prepaid expenses                                                     52,156            52,918
                                                                    ----------        ----------
            TOTAL CURRENT ASSETS                                     5,589,230         5,933,832

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                         2,061,003         2,110,538

OTHER ASSETS-primarily intangible assets, net                          274,948           280,607
                                                                    ----------        ----------
TOTAL ASSETS                                                        $7,925,181        $8,324,977
                                                                    ----------        ----------
                                                                    ----------        ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $2,575,362        $2,466,175
   Line of credit                                                    1,644,738         1,965,186
   Accrued expenses                                                    439,369           605,077
   Current portion of long-term debt                                   165,787           165,787
                                                                    ----------        ----------
            TOTAL CURRENT LIABILITIES                                4,825,256         5,202,225
                                                                    ----------        ----------

LONG-TERM DEBT                                                         798,532           815,130
                                                                    ----------        ----------

STOCKHOLDERS' EQUITY
   Common stock                                                         17,885            17,885
   Additional paid-in capital                                        5,248,560         5,248,560
   Treasury stock                                                     (57,141)          (57,141)
   Retained deficit                                                (3,005,942)       (2,999,713)
   Foreign currency translation adjustment                              98,031            98,031
                                                                    ----------        ----------
            TOTAL STOCKHOLDERS' EQUITY                               2,301,393         2,307,622
                                                                    ----------        ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $7,925,181        $8,324,977
                                                                    ----------        ----------
                                                                    ----------        ----------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                     OMNI U.S.A., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           1998             1997
                                                       -------------    -------------
NET SALES                                               $3,805,990       $3,203,817

COST OF SALES                                            2,791,275        2,437,913
                                                        ----------       ----------
GROSS PROFIT                                             1,014,715          765,904

OPERATING EXPENSES
      Selling, general and administrative                  964,248          821,727
                                                        ----------       ----------
OPERATING INCOME (LOSS)                                     50,467         (55,823)
                                                        ----------       ----------

OTHER INCOME (EXPENSE)
      Commission income                                     29,616           27,122
      Interest expense                                    (82,957)         (70,954)
      Other, net                                           (3,355)            (793)
                                                        ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                              (56,696)         (44,625)
                                                        ----------       ----------

NET INCOME (LOSS)                                       $   (6,229)      $ (100,448)
                                                        ----------       ----------
                                                        ----------       ----------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE             $    (0.00)      $    (0.03)
                                                        ----------       ----------
                                                        ----------       ----------

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                          3,523,092        3,527,119
                                                        ----------       ----------
                                                        ----------       ----------

                     OMNI U.S.A., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 September 30,  September 30,
                                                                     1998           1997
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $     (6,229)  $   (100,448)
                                                                 ------------   ------------

Adjustments to reconcile net (loss) to net cash
       provided by operating activities:
    Depreciation and amortization                                      55,194         45,509
    Changes in operating assets and liabilities:
       Accounts receivable                                            482,293        332,752
       Inventories                                                   (264,292)      (295,350)
       Prepaid expenses                                                   762         (5,092)
       Notes receivable                                                     -         13,332
       Accounts payable and accrued expenses                          (56,521)        74,120
                                                                 ------------   ------------

       Total adjustments                                              217,436        165,271
                                                                 ------------   ------------

       Net cash provided by operating activities                      211,207         64,823
                                                                 ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      -              -
                                                                 ------------   ------------

    Net cash used by investing activities                                   -              -
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                     3,778,953      3,224,000
   Payments on line of credit                                      (4,099,401)    (2,999,844)
   Payments on long-term debt                                         (16,598)       (25,490)
   Purchase of Treasury Stock                                               -         (6,375)
                                                                 ------------   ------------

              Net cash (used) provided by financing activities       (337,046)       192,291
                                                                 ------------   ------------

NET INCREASE(DECREASE) IN CASH                                       (125,839)       257,114
                                                                 ------------   ------------

CASH AT BEGINNING OF PERIOD                                           278,297        279,756
                                                                 ------------   ------------

CASH AT END OF PERIOD                                            $    152,458   $    536,870
                                                                 ------------   ------------
                                                                 ------------   ------------

                  The accompanying notes are an integral part of
                      the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 1998, and the results of their operations and cash flows for the three month periods ended September 30, 1998, and September 30, 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 1998, and September 30, 1997, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of basic and diluted income (loss) per share.

3. Interest paid on debt for the three months ended September 30, 1998 and 1997, was $82,957 and $60,591, respectively. No income taxes were paid during the three months ended September 30, 1998 and 1997, respectively.

4. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, industrial and other purposes. Selected financial information by business segment with respect to these activities for the periods indicated are as follows:

                                                                                      Corporate
                                              Omni         Butler         Omni            and
                                            Domestic      Domestic       Foreign     Eliminations    Consolidated
Quarter ended September 30, 1998:
Sales                                       2,763,308    1,039,085         3,597               -      3,805,990
Sales-inter-segment                                 -            -       450,782       (450,782)              -
Income from operations                        158,809       90,216     (123,558)        (75,000)         50,467
Interest expense                               53,267       25,833         3,857               -         82,957
Identifiable assets                         3,361,371    2,206,460     2,357,350               -      7,925,181
Depreciation and amortization                  13,324       14,763        27,107               -         55,194
Capital expenditures                                -            -             -               -              -

Quarter ended September 30, 1997:
Sales                                       2,399,808      739,203        64,806               -      3,203,817
Income from operations                        250,394       12,301     (243,518)        (75,000)       (55,823)
Interest expense                               50,591       20,363             -               -         70,954
Identifiable assets                         3,463,036    1,900,265     1,909,235                      7,272,536
Depreciation and amortization                  16,713       13,650        15,146                         45,509
Capital expenditures                                -            -             -                              -

5. MAJOR CUSTOMERS: During the three months ended September 30, 1998 and 1997, the Company and its subsidiaries had consolidated sales of $690,167 and $379,381 to a domestic customer for a total of 18% and 12% of consolidated sales, respectively.

6. RECLASSIFICATION: Certain amounts in the quarter ended September 30, 1997 have been reclassified to match the classifications in the quarter ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Form 10-KSB, a copy of which may be obtained by visiting the Company's home page at www.ousa.com, or by writing to the Investor Relations Department, Omni U.S.A., Inc., 7502 Mesa Road, Houston, Texas 77028.

Liquidity and Capital Resources

     The Company had a current ratio of 1.2 at September 30, 1998 compared with a current ratio of 1.1 as of June 30, 1998. The Company had working capital of $763,974 as of September 30, 1998. This balance represents an increase of $32,367 from working capital of $731,607 at June 30, 1998. The increase in working capital was due primarily to a decrease in the line of credit of $320,448, which is consistent with decreases in receivables of $480,958, and an increase in inventories of $264,292.

     The cash balance was $152,458 as of September 30, 1998, a decrease of $125,839 compared to June 30, 1998. Accounts receivable were $480,958 lower than June 30, 1998, and the receivable collection period increased from 40 days to 51 days from June 30, 1998 to September 30, 1998, respectively. Historically, sales in the June quarter are larger than other quarters and include shipments with short collection periods.

     Inventories increased $264,292, primarily consisting of spare parts, during the quarter. The Company increased inventories of spare parts primarily for retrofitting power transmissions existing in inventory to meet current market demand. At September 30, 1998, the Company's inventory turnover was 105 days compared to 60 days at June 30, 1998. The lower inventory turnover partially resulted from inventory received in the first quarter of fiscal year 1999 to meet sales backlog from the fourth quarter of fiscal year 1998.

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

Results of Operations - First Quarter Results

     The Company had a net loss of $(6,229) ($0.00 loss per share) for the quarter ended September 30, 1998, compared with net loss of ($100,448) ($0.03 loss per share) for the quarter ended September 30, 1997. The Company had operating income of $50,467 for the quarter ended September 30, 1998 compared to an operating loss of $(55,823) for the first quarter ended September 30, 1997.

     Consolidated net sales were $3,805,990 in the first quarter of fiscal year 1999; a 19% increase over net sales of $3,203,817 in the first quarter of fiscal year 1998. This increase is a direct result of increased demand for the Company's products and continued new product introductions. OMNI GEAR-R-product sales continue to be strong during the first quarter representing 73% (including SHANGHAI OMNI GEAR-TM-) of total sales compared to 72% of total sales for the same period last year, with BUTLER-TM- sales representing 27% of total sales compared to 22% of total sales for the same period last year.

     Gross profit, as a percentage of sales, was approximately 26.7% for the quarter ended September 30, 1998. This represents an approximate 2.8% increase from the quarter ended September 30, 1997. The gross profit increase primarily results from a more favorable product mix.

     Selling, general and administrative expenses were $964,248 for the quarter ended September 30, 1998, an increase of $142,521 or approximately 17% over the quarter ended September 30, 1997. Selling, general and administrative expenses of OMNI GEAR-R-, SHANGHAI OMNI GEAR-TM-, and BUTLER-TM- represent 52%, 32% and 16%, respectively, of consolidated selling, general and administrative expense. The increase in selling, general and administrative expenses were primarily as a result of increased production requirements at SHANGHAI OMNI GEAR-TM-, and additional professional services and increased provision for potential bad debts.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         There have been no material changes from the disclosure in the Company's Form 10- KSB for the fiscal year ended June 30, 1998.

Item 2.  CHANGE IN SECURITIES.

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM8-K.

         None

                                   SIGNAURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date:  November 13, 1998                  OMNI U.S.A., INC.



                                               By: /s/ Jeffrey K. Daniel
                                                  ----------------------
                                               Jeffrey K. Daniel
                                               President and Chief Executive
                                               Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date:  November 13, 1998        OMNI U.S.A., INC.




                                    By:
                                        ----------------------
                                    Jeffrey K. Daniel
                                    President and Chief Executive
                                    Officer