Form 10QSB
period 1998-12-31
OMNI USA INC
filed 1999-02-16
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

At February 12, 1998 there were 3,523,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
      December 31, 1998 and June 30, 1998

Condensed Consolidated Statements of Operations
      Three Months and Six Months Ended December 31, 1998 and December 31, 1997

Condensed Consolidated Statements of Cash Flows
      Three Months and Six Months Ended December 31, 1998 and December 31, 1997

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998

                                    ASSETS

                                                             (Unaudited)      (Audited)
                                                             December 31,      June 30,
                                                                1998            1998
                                                             -----------    -----------
CURRENT ASSETS

    Cash                                                     $   164,936    $   278,297
    Accounts receivable, trade net                             1,558,149      2,585,473
    Accounts receivable, related parties                         217,656         92,396
    Inventories                                                3,368,599      2,924,748
    Prepaid expenses                                              96,882         52,918
                                                             -----------    -----------
                 TOTAL CURRENT ASSETS                          5,406,222      5,933,832

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                  1,969,755      2,110,538

OTHER ASSETS-primarily intangible assets, net                    264,476        280,607
                                                             -----------    -----------
TOTAL ASSETS                                                 $ 7,640,453    $ 8,324,977
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           2,875,643    $ 2,466,175
    Line of credit                                             1,357,836      1,965,186
    Accrued expenses                                             437,902        605,077
    Current portion of long-term debt                            165,787        165,787
                                                             -----------    -----------
                 TOTAL CURRENT LIABILITIES                     4,837,168      5,202,225
                                                             -----------    -----------

LONG-TERM DEBT                                                   758,741        815,130
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock                                                  17,885         17,885
    Additional paid-in capital                                 5,248,560      5,248,560
    Treasury stock                                               (57,141)       (57,141)
    Retained deficit                                          (3,262,791)    (2,999,713)
    Foreign currency translation adjustment                       98,031         98,031
                                                             -----------    -----------
                 TOTAL STOCKHOLDERS' EQUITY                    2,044,544      2,307,622
                                                             -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 7,640,453    $ 8,324,977
                                                             ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31 1998 AND DECEMBER 31, 1997

                                                     THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                         ENDED         ENDED           ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,    DECEMER 31,    DECEMER 31,
                                                         1998          1997            1998           1997
                                                     --------------------------    -----------    -----------
NET SALES                                            $ 3,409,658    $ 3,109,114    $ 7,215,648    $ 6,440,165

COST OF SALES                                          2,504,551      2,351,525      5,295,826      4,856,202
                                                     --------------------------    -----------    -----------
GROSS PROFIT                                             905,107        757,589      1,919,822      1,583,963

OPERATING EXPENSES

               SELLING, GENERAL AND ADMINISTRATIVE     1,084,609        945,027      2,048,857      1,800,102
                                                     --------------------------    -----------    -----------
OPERATING INCOME (LOSS)                                 (179,502)      (187,438)      (129,035)      (216,139)
                                                     --------------------------    -----------    -----------

OTHER INCOME (EXPENSE)
               COMMISSION INCOME (EXPENSE)                 5,867                        35,483
               INTEREST EXPENSE                          (91,169)       (69,943)      (174,126)      (140,897)
               OTHER, NET                                  7,955          6,109          4,600          5,316
                                                     --------------------------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                             (77,347)       (63,834)      (134,043)      (135,581)
                                                     --------------------------    -----------    -----------

NET INCOME (LOSS)                                    $  (256,849)   $  (251,272)   $  (263,078)   $  (351,720)
                                                     ==========================    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          $     (0.07)   $     (0.07)   $     (0.07)   $     (0.10)
                                                     ==========================    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
               COMMON SHARES OUTSTANDING               3,523,092      3,523,918      3,523,092      3,524,702
                                                     ==========================    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                          December 31,    December 31,
                                                                              1998            1997
                                                                        --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $  (263,078)      $  (351,720)
                                                                        ===========       ===========
Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Depreciation and amortization                                           197,473           215,298
    Changes in operating assets and liabilities:
       Accounts receivable                                                  902,064           541,571
       Inventories                                                         (443,851)          105,324
       Prepaid expenses                                                     (43,964)          (88,288)
       Notes receivable                                                        --              39,996
       Accounts payable and accrued expenses                                242,293          (328,823)
                                                                        -----------       -----------
       Total adjustments                                                    854,015           485,078
                                                                        -----------       -----------
       Net cash provided by operating activities                            590,937           133,358
                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (40,559)          (13,127)

    Net cash used by investing activities                                   (40,559)          (13,127)
                                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                           5,807,810              --
   Payments on line of credit                                            (6,415,160)         (300,522)
   Payments on long-term debt                                               (56,389)          (46,166)
   Purchase of Treasury Stock                                                  --              (8,500)
                                                                        -----------       -----------
              Net cash (used) provided by financing activities             (663,739)         (355,188)
                                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH                                            (113,361)         (234,957)
                                                                        -----------       -----------
CASH AT BEGINNING OF PERIOD                                                 278,297           279,756
                                                                        -----------       -----------
CASH AT END OF PERIOD                                                   $   164,936       $    44,799
                                                                        ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 1998, and the results of their operations and cash flows for the six month and three month periods ended December 31, 1998, and December 31, 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Basis and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended December 31, 1998 and December 31, 1997, the Company's common stock equivalents were antidilutive and therefore were not included in the computation of basic and diluted income (loss) per share.

3. Interest paid on debt for the three months ended December 31, 1998 and 1997, was $91,169 and $69,943 respectively. Interest paid on debt for the six months ended December 31, 1998 and December 31, 1997 was $174,126 and $140,897, respectively. No income taxes were paid during the three months or six months ended December 31, 1998 and 1997, respectively.

4. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, industrial and other purposes. Selected financial information by business segment with respect to these activities for the periods indicated are as follows:

SEGMENT INFORMATION

                                                                              Corporate
                                       Omni        Butler         Omni          and
                                     Domestic     Domestic       Foreign    Eliminations  Consolidated
Six months ended 12/31/98:
Sales                                4,765,172    1,843,539      606,937          --       7,215,648
Sales-inter-segment                       --           --        812,689      (812,689)         --
Income from operations                 148,509       95,844     (223,388)     (150,000)     (129,035)
Interest expense                       117,149       46,204       10,773          --         174,126
Identifiable assets                  3,259,531    2,069,021    2,311,901          --       7,640,453
Depreciation and amortization           33,315       31,834      132,324          --         197,473
Capital expenditures                      --           --         40,559          --          40,559


Quarter ended September 30, 1997:

Sales                                2,399,808      739,203       64,806          --       3,203,817
Income from operations                 250,394       12,301     (243,518)      (75,000)      (55,823)
Interest expense                        50,591       20,363         --            --          70,954
Identifiable assets                  3,463,036    1,900,265    1,909,235                   7,272,536
Depreciation and amortization           16,713       13,650       15,146                      45,509
Capital expenditures                      --           --           --                          --

5. MAJOR CUSTOMERS: During the six months ended December 31, 1998 the Company and its subsidiaries had consolidated sales of $873,074 to a domestic customer for a total of 12% of consolidated sales.

6. MAJOR VENDOR: During the six months ended December 31, 1998 the Company and its subsidiaries had consolidated purchases of $2,532,619 for a total of approximately 48% of consolidated purchases from one vendor.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio was 1.1 as of December 31, 1998, the same current ratio as of September 30, 1998 and June 30, 1998. The Company had working capital of $569,054 as of December 31, 1998 and working capital of $731,607 as of June 30, 1998. This balance represents a decrease of $(162,553) from June 30, 1998. The change in working capital from June 30, 1998 was due to a decrease in accounts receivable of over 1 million dollars and an increase in inventory of $450,000 and repayments on the line of credit of about $600,000 with an increase in accounts payable and accrued expenses of $250,000.

         The cash balance was $164,936 as of December 31, 1998; a decrease of $(113,361) compared to June 30, 1998. Accounts receivable as of December 31, 1998 decreased by over 1 million dollars compared to June 30, 1998. The receivable collection period was 42 days at December 31, 1998 compared with 40 days at June 30, 1998.

         Inventories increased $200,000 during the quarter ended December 31, 1998. At December 31, 1998, the Company's inventory turnover was 124 days compared to 60 days at June 30, 1998.

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

RESULTS OF OPERATIONS - RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1997

         The Company had a net loss ($256,849) ($0.07 per share) for the quarter ended December 31, 1998, compared with a net loss of $251,272 ($0.07 per share) for the quarter ended December 31, 1997. The Company had an operating loss of ($179,502) for the quarter ended December 31, 1998 compared to operating loss of ($187,438) for the quarter ended December 31, 1997. The net loss is primarily attributed to the lower margin product mix and operating costs of the Shanghai facility as it increases production.

         Consolidated net sales were $3,409,658 in the second quarter of fiscal year 1999; a 10% increase over net sales of $3,109,114 in the second quarter of fiscal year 1998. Omni Gear-Registered Trademark- product sales continued to be strong during the second quarter representing 75% of total sales compared to 71% of total sales for the same period last year, with Butler(TM) sales representing 25% of total sales compared to 27% of total sales for the same period last year.

         Gross profit, as a percentage of sales, was 26.5% for the quarter ended December 31, 1998. This compares to a 24% margin for the quarter ended December 31, 1997.

         Selling, general and administrative expenses were $1,084,609 for the quarter ended December 31, 1998, an increase of $140,000. These expenses were about 32% of net sales compared to 30% for the quarter ended December 31, 1997.

RESULTS OF OPERATIONS - RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997

         The Company had a net loss of ($263,078) ($0.07 per share) for the six months ended December 31, 1998, compared with a net loss of ($351,720) ($0.10 per share) for the six months ended December 31, 1997. The Company had an operating loss of ($129,035) for the six months ended December 31, 1998 compared to operating loss of $216,139 for the six months ended December 31, 1997.

         Consolidated net sales were $7,215,648 in the six months ended December 31, 1998; a 12% increase over net sales of $6,440,165 in the six months ended December 31, 1997. Omni Gear-Registered Trademark- product sales continue to be strong during the first half representing 75% of total sales compared to 71% of total sales for the same period last year, with Butler(TM) sales representing 25% of total sales compared to 25% of total sales for the same period last year. Production from the Shanghai facility for the six months ended December 31, 1998 was approximately $950,000 compared to $42,018 for the six months ended December 31, 1997.

         For the six months ended December 31, 1998, Omni Gear-Registered Trademark- sales were $4,765,172. Butler(TM) product sales were $1,843,539 an increase of $316,413 compared to sales of $1,527,126 for the same period last year.

         Although the Company has been increasing its first and second quarter sales, the Company historically has experienced lower sales in the first and second quarters, with a significant portion of its sales in the third and fourth quarters. Management believes that fiscal 1999 will continue in that sales pattern.

         Gross profit, as a percentage of sales, was approximately 25% for the six months ended December 31, 1997. This compares to a 26% margin for the six months ended December 31, 1996, due primarily to overall Company product mix.

         Selling, general and administrative expenses were $2,048,857 for the six months ended December 31, 1998, an increase of $248,755 compared to SG&A of $1,800,102 for the six months ended December 31, 1997. These expenses were about 28% of net sales compared to 27% for the six months ended December 31, 1997. The increase in these expenses occurred primarily in the Shanghai facility, partially related to freight and duty fees of additional equipment and other expenses related to increasing production from that facility.

SHANGHAI OMNI GEAR MANUFACTURING FACILITY

         The Shanghai Omni Gear manufacturing facility ("SOG") was established to provide Omni Gear a low cost source of high quality planetary and helical gear drive systems not previously existing. Since formation, SOG has developed a highly trained, low cost labor force which utilizes locally supplied raw materials and components to produce gear systems for export to agricultural, industrial, and construction OEM's in North America and Europe. Its secondary focus is supplying local Joint Venture OEM's that require local sources of high quality gearboxes for their production. SOG, with its investment in its employees and in manual and CNC machining and gear cutting equipment, will supply OEM's as the low cost industry leader in quality. SOG's initial production commenced in the first and second quarters of fiscal 1998. Late in the second quarter of fiscal year 1999, SOG received an order for monthly deliveries of its largest planetary drive. Its scheduled production for the remainder of fiscal 1999 will contribute to the Company's overall profitability.

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

         More specifically, the Company has performed test operations on its operating software and hardware. The Company maintains all customer and vendor information through "Maximizer," a software program developed by Multiactive in Vancouver, B.C. The Company has tested and received written assurances of this programs year 2000 compliance. The Company maintains inventory, including purchase orders and sales orders and financial reporting through "Keystone," a software company based out of Houston. The Company has received written assurances that the upgraded system, to be installed within the next ninety (90) days, is year 2000 compliant. While the Company has not identified any problems with its Novell local area network, the Company has determined to upgrade its network to coincide with the upgraded "Keystone" software. Total cost for the Houston facility conversion is estimated to be approximately $10,000 over the next ninety (90) days.

         The Kentucky facility utilizes manual machines for its manufacturing, which are not operated by computer driven controls. The Kentucky facility maintains inventory manually, and has already completed installation and is operating financial controls using "Cima." The Company has received written assurances that "Cima" is year 2000 compliant.

         The Company's Shanghai facility is heavily reliant on manual machining equipment, which are not operated by computer driven controls. In addition, the Shanghai facility utilizes HAAS CNC equipment. The CNC equipment is manufactured by HAAS, a California based company. The Company has received written assurances that such equipment is year 2000 compliant. The Shanghai facility tracks inventory and financial operations with "New Views." The Company has received written assurances that "New Views" is year 2000 compliant. While the Shanghai facility has not identified any problems with its local area network, it is in the process of upgrading its network, including the server and additional work stations, to a year 2000 compliant platform. Total cost for the Shanghai facility conversion is estimated to be less than $15,000 over the next 120 days.

         As a result of the Company's year 2000 assessment, the Company has not encountered problems which have not already been addressed or that would have a material effect on the Company's business, results of operations, or financial condition. The Company has not developed a contingency plan in the event a material issue arises.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

          There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

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

Date:  February 12, 1999      OMNI U.S.A., INC.




                              By:  /s/    Jeffrey K. Daniel
                                 -------------------------------
                              Jeffrey K. Daniel
                              President and Chief Executive Officer