Form 10QSB
period 1999-03-31
OMNI USA INC
filed 1999-05-17
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

At May 14, 1999, there were 3,523,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         March 31,1999 and June 30, 1998

Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 1999 and March 31, 1998

Condensed Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended March 31, 1999 and March 31, 1998

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of
         Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998

                                     ASSETS

                                                  March 31, 1999   June 30, 1998
                                                  --------------   -------------
CURRENT ASSETS
   Cash                                            $    503,485    $    278,297
   Accounts receivable, trade, net                    2,396,324       2,585,473
   Accounts receivable, related parties                 105,725          92,396
   Inventories                                        3,145,058       2,924,748
   Prepaid expenses                                      67,832          52,918
                                                   ------------    ------------
          TOTAL CURRENT ASSETS                        6,218,424       5,933,832
                                                   ------------    ------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization          1,917,298       2,110,538
                                                   ------------    ------------
OTHER ASSETS
   Primarily intangible assets, net                     256,412         280,607
                                                   ------------    ------------
TOTAL ASSETS                                       $  8,392,134    $  8,324,977
                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $  3,157,995    $  2,466,175
   Line of credit                                     1,862,881       1,965,186
   Accrued expenses                                     430,759         605,077
   Current portion of long-term debt                    165,787         165,787
                                                   ------------    ------------
          TOTAL CURRENT LIABILITIES                   5,617,422       5,202,225
                                                   ------------    ------------
LONG-TERM DEBT                                          714,122         815,130
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                          17,885          17,885
   Additional paid-in capital                         5,248,560       5,248,560
   Treasury Stock                                       (57,141)        (57,141)
   Retained earnings (deficit)                       (3,246,745)     (2,999,713)
   Foreign currency translation adjustment               98,031          98,031
                                                   ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                  2,060,590       2,307,622
                                                   ------------    ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $  8,392,134    $  8,324,977
                                                   ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998

                                            FOR THE THREE    FOR THE THREE   FOR THE NINE     FOR THE NINE
                                             MONTHS ENDED    MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                               31-MAR-99       31-MAR-98      31-MAR-99         31-MAR-98
                                            -------------    -------------   ------------     ------------
NET SALES                                    $  4,794,259    $  4,450,351    $ 12,009,907     $ 10,890,516
                                             ------------    ------------    ------------     ------------

COST OF SALES                                  *3,705,364       3,240,987      *9,001,190        8,063,841
                                             ------------    ------------    ------------     ------------

      Gross Profit                              1,088,895       1,209,364       3,008,717        2,826,675
                                             ------------    ------------    ------------     ------------

OPERATING EXPENSES
   Selling, general and administrative          1,026,050         991,582       3,074,907        2,825,034
                                             ------------    ------------    ------------     ------------
      Operating income (loss)                      62,845         217,782         (66,190)           1,641
                                             ------------    ------------    ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                              (68,245)        (79,663)       (242,371)        (220,560)
      Other, net                                   21,446          18,372          61,529           23,688
                                             ------------    ------------    ------------     ------------
OTHER INCOME (EXPENSE)                            (46,799)        (61,291)       (180,842)        (196,872)
                                             ------------    ------------    ------------     ------------

NET INCOME (LOSS)                                  16,046    $    156,491    $   (247,032)    $   (195,231)
                                             ============    ============    ============     ============
NET LOSS PER COMMON SHARE                    $       0.00    $       0.04    $      (0.07)    $      (0.06)
                                             ============    ============    ============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       3,523,092       3,523,092       3,523,092        3,524,181
                                             ============    ============    ============     ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

* Included is a one time adjustment to income for the reduction in Shanghai Omni Gear VAT refund receivable of $110,779 due to a change in the calculation of VAT and a reduction in Shanghai Omni Gear inventory valuation of $51,905.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 1998

                                                                 FOR THE THREE   FOR THE THREE    FOR THE NINE    FOR THE NINE
                                                                    MONTHS          MONTHS          MONTHS           MONTHS
                                                                    ENDED           ENDED           ENDED             ENDED
                                                                   31-MAR-99      31-MAR-98        31-MAR-99       31-MAR-98
                                                                 -------------   -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 16,046        156,491         (247,032)        (195,231)
                                                                  ---------     ----------       ----------       ----------
   Adjustments to reconcile net income (loss) to net cash
      (used) provided by operating activities:
         Depreciation and amortization                               92,073         55,416          289,546          166,014
         Changes in operating assets and liabilities:
            Accounts receivable                                     224,262       (584,062)         175,820          (33,397)
            Inventories                                            (726,965)      (896,673)        (220,310)        (791,349)
            Prepaid expenses                                         29,049        181,138          (14,915)          92,850
            Long Term Deposits                                            0         60,559                0           60,559
            Intangible Assets                                         8,064        (21,124)           8,064          103,551
            Notes Receivable                                              0         13,332                0           53,328
            Accounts payable and accrued expenses                   296,784        685,242          539,077          347,325
                                                                  ---------     ----------       ----------       ----------
               Total adjustments                                    (76,733)      (506,172)         777,282           (1,119)
                                                                  ---------     ----------       ----------       ----------
               Net cash (used) provided by operating
                  Activities                                        (60,687)      (349,681)         530,250         (196,350)
                                                                  ---------     ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                           (39,615)       (24,183)         (80,174)         (57,283)
                                                                  ---------     ----------       ----------       ----------
              Net cash used by investing activities                 (39,615)       (24,183)         (80,174)         (57,283)
                                                                  ---------     ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings/(Payments) on line of credit                      483,470        451,001         (123,880)         150,479
   Payments on long-term debt                                       (44,619)       (58,603)        (101,008)        (104,769)
   Purchase of Treasury Stock                                             0              0                0           (8,500)
   Proceeds from equity issues                                            0              0                0                0
                                                                  ---------     ----------       ----------       ----------
         Net cash provided/(used) by financing                      438,851        392,398         (224,888)          37,210
                                                                  ---------     ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH                                     338,549         18,534          225,188         (216,423)

CASH AT BEGINNING OF PERIOD                                         164,936         44,799          278,297          279,756
                                                                  ---------     ----------       ----------       ----------
CASH AT END OF PERIOD                                               503,485         63,333          503,485           63,333
                                                                  =========      =========        =========        =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 1999, and the results of their operations and cash flows for the nine month and three month periods ended March 31,1999, and March 31, 1998, have been included.

2. Basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended March 31, 1999 and March 31, 1998, the Company's common stock equivalents were antidilutive and were not included in the computation of income (loss) per share.

3. Interest paid on debt for the three months ended March 31, 1999 and 1998, was $68,245 and $79,663 respectively. Interest paid on debt for the nine months ended March 31, 1999 and March 31, 1998 was $242,371 and $220,560, respectively. No income taxes were paid during the three months or nine months ended March 31, 1999 and 1998, respectively.

4. CLASS A and B WARRANTS. As of June 30, 1998, there were 946,565 Class A Warrants and 706,372 Class B Warrants to purchase Common Stock. The Class A Warrants may be exercised through March 15, 1999, at $4.00 per share, and the Class B Warrants may be exercised through March 15, 2001, at $6.00 per share. On March 15, 1999, by operation of the A Warrant Agreement, all Class A Warrants expired unexercised.

5. MAJOR CUSTOMERS AND VENDORS: During the three months ended March 31, 1999, the Company and its subsidiaries had consolidated sales of $609,204 and to a domestic customer for a total of 12.7% of consolidated sales. During the nine months ended March 31, the Company and its subsidiaries had consolidated sales of $1,293,579 to a domestic customer for a total of 10.8% of consolidated sales. During the three months ended March 31, 1999, the Company and its subsidiaries had consolidated purchases of $2,319,444 to two vendors for a total of 60.8% of consolidated sales. During the nine months ended March 31, 1999, the Company and its subsidiaries had consolidated purchases of $5,499,631 to two vendors for a total of 45.8% of consolidated sales.

6. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.



                                          SEGMENT INFORMATION


THREE MONTHS ENDED                NET SALES      INCOME FROM    INTEREST     IDENTIFIABLE      CAPITAL        DEPRECIATION/
MARCH 31, 1999                                   OPERATIONS      EXPENSE       ASSETS        EXPENDITURES     AMORTIZATION
-------------------               ---------      ----------     --------     ------------    -------------   --------------
Power Transmission
Components                       $3,752,903       $ 17,536       $53,525      $6,105,205        $ 3,922         $55,002
                                 ----------       --------       -------      ----------        -------         -------
Trailer and Implement
Components                        1,041,356         77,616        14,720       2,286,929         35,693          37,071
                                 ----------       --------       -------      ----------        -------         -------
Corporate and Eliminations                         (32,307)
                                 ----------       --------       -------      ----------        -------         -------
Total Omni, U.S.A., Inc.         $4,794,259       $ 62,845       $68,245      $8,392,134        $39,615         $92,073
                                 ==========       ========       =======      ==========        =======         =======


NINE MONTHS ENDED                 NET SALES      INCOME FROM    INTEREST     IDENTIFIABLE      CAPITAL        DEPRECIATION/
MARCH 31, 1999                                    OPERATIONS    EXPENSE         ASSETS       EXPENDITURES     AMORTIZATION
-------------------               ---------      ----------     --------     ------------    -------------   --------------

Power Transmission
 Components                      $ 9,125,012     $  (57,343)     $181,447      $6,105,205       $44,481          $220,641
Trailer and Implement
Components                         2,884,895        173,460        60,924       2,286,929        35,693            68,905
Corporate and Eliminations                         (182,307)
                                 -----------     ----------      --------      ----------       -------          --------
Total Omni, U.S.A., Inc.         $12,009,907     $  (66,190)     $242,371      $8,392,134       $80,174          $289,546
                                 ===========     ==========      ========      ==========       =======          ========


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio was 1.1 as of March 31, 1999, the same current ratio as of December 31, 1998, September 30, 1998 and June 30, 1998. The Company had working capital of $601,002 as of March 31, 1999 and working capital of $731,607 as of June 30, 1998. This represents a decrease of $130,605 from June 30, 1998. Change in working capital from June 30, 1998 was due to a decrease in accounts receivable of $175,820 and the line of credit of $102,305, an increase in inventory of $220,310, together with an increase in accounts payable and accrued expenses of $517,502, and an increase in prepaid expenses of $14,914.

         The cash balance was $503,485 as of March 31, 1999; an increase of $225,188 compared to the June 30, 1998 cash balance of $278,297. Accounts receivable balance of $2,502,049 as of March 31, 1999 decreased $175,820 compared to June 30, 1998. The receivable collection period increased from 40 days to 47 days from June 30, 1998 to March 31, 1999, respectively.

         Inventory balance as of March 31, 1999 was $3,145,058; an increase of $220,310 compared to June 30, 1998. At March 31, 1999, inventory turnover was 96 days compared to 60 days at June 30, 1998.

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

RESULTS FOR THE QUARTER ENDED MARCH 31, 1999 COMPARED WITH THE QUARTER ENDED MARCH 31,1998

         The Company had net income of $16,046 ($0.00 per share) for the quarter ended March 31, 1999, compared with net income of $156,491 ($0.04 per share) for the quarter ended March 31, 1998. In the quarter ended March 31, 1999, the Company made a one-time adjustment to income of ($162,684). Included is an adjustment to income for the reduction in Shanghai Omni Gear VAT refund receivable of $110,779 due to a change in the calculation of VAT and a reduction in Shanghai Omni Gear inventory valuation of $51,905. Effective June 30, 1997, the Company was released from any obligation on all preferred series of stock and equity contract notes, and therefore, the Company no longer provides for such interest or dividends in its earnings per share calculation. The Company had an operating income of $62,845 for the quarter ended March 31, 1999 compared to operating income of $217,782 for the quarter ended March 31, 1998.

---------------------------------------------------------------------------------------------------------
                                     QUARTER ENDED     %      QUARTER ENDED      %      DOLLAR      %
  NET SALES                             3/31/99     OF TOTAL      3/31/98    OF TOTAL   CHANGE    CHANGE
---------------------------------------------------------------------------------------------------------
  Power Transmission Components       $ 3,752,903      78%      $3,469,402      78%    $283,501    8.2%
---------------------------------------------------------------------------------------------------------
  Trailer and Implement Components      1,041,356      22%         980,949      22%      60,407    6.2%
---------------------------------------------------------------------------------------------------------
  Consolidated                        $ 4,794,259     100%      $4,450,351     100%    $343,908    7.7%
---------------------------------------------------------------------------------------------------------

         Gross profit, as a percentage of sales, was approximately 23% for the quarter ended March 31, 1999, compared to 26% for the quarter ended March 31, 1998. Selling, general and administrative expenses were $1,026,050 for the quarter ended March 31, 1999, an increase of $34,468 or approximately 3.5% over the quarter ended March 31, 1998 expenses of $991,582. These expenses were approximately 21% of net sales compared to 23% for the quarter ended March 31, 1998.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998

         The Company had a net loss of $247,032 ($0.07 per share) for the nine months ended March 31, 1999, compared with a net loss of $195,231 ($0.06 per share) for the same period last year. The Company had an operating loss of $66,190 for the nine months ended March 31,1999, compared to operating income of $1,641 for the same period last year. Effective June 30, 1997, all preferred series of stock under which dividends were being paid was tendered to the Company and the Company was released from any obligation under Equity Contract Notes, and therefore no longer provides for such interest and dividends in its earnings per share calculation.

------------------------------------------------------------------------------------------------------------
                                       9 MONTHS                 9 MONTHS
                                         ENDED         %          ENDED         %         DOLLAR       %
  NET SALES                             3/31/99     OF TOTAL     3/31/98     OF TOTAL     CHANGE     CHANGE
------------------------------------------------------------------------------------------------------------
  Power Transmission Components       $ 9,125,012      76%     $ 8,331,089      76%     $  793,923     9.5%
------------------------------------------------------------------------------------------------------------
  Trailer and Implement Components      2,884,895      24%       2,559,427      24%        325,468    12.7%
------------------------------------------------------------------------------------------------------------
  Consolidated                        $12,009,907     100%     $10,890,516     100%     $1,119,391    10.3%
------------------------------------------------------------------------------------------------------------

         The Company traditionally has lower sales in the first and second quarters, with a significant portion of its sales in the third and fourth quarters.

          Gross profit, as a percentage of sales, was approximately 25% for the nine months ended March 31, 1999, compared to 26% for the same period last year. Selling, general and administrative expenses were $3,074,907 for the nine months ended March 31, 1999, an increase of $249,873 or approximately 9% over expenses of $2,825,034 for the same period last year. These expenses were approximately 26% of net sales for the nine months ended March 31, 1999, compared to 26% for the same period last year.

          The Company ended the quarter with a backlog of approximately $6,000,000, which will contribute to fourth quarter performance.

YEAR 2000

         The Company is in the process of identifying internal software and imbedded technology Year 2000 risks. The Company has performed internal test operations using dates subsequent to Year 2000 (specifically, the Company's financial and inventory systems) and is in the process of testing and evaluating its computer operated machinery and facilities equipment and has not encountered problems which are material to the Company's operations. The Company anticipates the completion of the identification, evaluation and verification process to be completed within fiscal year 1999.

         The Company has tested and has requested, and in some instances, received written assurances from its software and hardware vendors and key suppliers in its efforts to achieve Year 2000 compliance. Where such vendors or key suppliers are unable to verify their readiness to the Company's satisfaction, the Company plans to consider alternative or contingent vendors or suppliers.

         The Company has spent approximately $15,000 to date to assure Year 2000 compliance and expects to spend approximately $10,000 in upgrades over the second and third quarter of the calendar year.

         As a result of the Company's year 2000 assessment, the Company has not encountered problems which have not already been addressed or that would have a material effect on the Company's business, results of operations, or financial condition. However, to the extent the Company, or third parties upon which it relies, does not achieve Year 2000 readiness in a timely manner, the Company's financial position, cash flow or results of operations may be adversely affected.

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

Date: May 14, 1999                     OMNI U.S.A., INC.




                                       By: /s/ Jeffrey K. Daniel
                                          -------------------------------------
                                          Jeffrey K. Daniel
                                          President and Chief Executive Officer