Form 10KSB
period 1999-06-30
OMNI USA INC
filed 1999-09-29
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                               ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER: 0-17493


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $17,820,179.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 1, 1999 was approximately $3,623,092 based on quoted sales on NASDAQ on such date.

         The number of shares of the Registrant's common stock outstanding as of September 1, 1999 was 3,623,092.

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

         In December 1994, Omni Resources formed a "Cooperative Joint Venture Limited Liability Company" to be known as "Shanghai Omni Gear Co., Ltd." ("Shanghai Omni Gear" or the "Joint Venture") with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of manufacturing planetary and industrial geardrives.

         Shanghai Omni Gear was formed in accordance with the Law of the People's Republic of China on Cooperative Joint Ventures, and its activities are governed by all laws, decrees, rules and regulations of the People's Republic of China, including, but not limited to, labor and employment, tax, foreign exchange and insurance laws and regulations. Shanghai Omni Gear is obligated to contribute five percent of its after-tax profits per year, up to a maximum of 50% of the registered capital of the Company (or $1,312,500) to a reserve enterprise development and welfare fund for staff and workers. Shanghai Omni Gear is entitled to certain preferential tax treatments and is eligible for exemption, as determined by the Chinese Government, from custom duties, value-added tax and other levies.

         The Chinese manufacturer contributed to the Joint Venture the use of land and factory space in its manufacturing complex under a 30-year facilities lease; Omni Resources agreed to contribute an aggregate of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility, and, as of the date hereof, has contributed approximately $3,999,000 to the Joint Venture. Omni Resources controls Shanghai Omni Gear, as it appoints a majority of Shanghai Omni Gear's Board of Directors and also appoints the General Manager of the Joint Venture. The Chinese manufacturer has a single representative on Shanghai Omni Gear's Board of Directors and does not participate in the profits of Shanghai Omni Gear; its only return from Shanghai Omni Gear being a rental fee from the facilities lease, which was approximately $20,000 per month from January 1996 through January 1999, at which time the rental fee was reduced to $10,000 per month.

         The Joint Venture is conducted as a "limited liability company," the Articles of Association of which provide that each joint venturer's liability for the obligations of the Joint Venture is limited to such joint venturer's investment. The Joint Venture has a thirty-year term, which can be extended for an additional ten years by consent of the joint venturers. The Joint Venture may be liquidated in the event of either party's failure to perform its obligations under the Joint Venture.

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

         Commencing July 1, 1997, all towing products designed, developed, manufactured and sold by the Company are marketed under the "Butler" name and associated trademarks; all power transmission products designed, developed, manufactured and sold by the Company are marketed under the "Omni Gear" name and associated trademarks.

         On July 16, 1999 BPC acquired the assets of Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, agricultural and utility trailer components. Subsequent to the Piecemaker acquisition, Butler consolidated its small jack and coupler manufacturing facilities with that of Piecemaker in Madill, OK.

         Since the Company began selling power transmission products in 1974 it has achieved a number of competitive advantages including:

         (i) the establishment of very strong customer relationships and a reputation for quality products at a good value;

         (ii) recognition as the low cost producer in the industry resulting from the Company's extensive Chinese manufacturing capability with Chinese contract manufacturers and with Shanghai Omni Gear;

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

         (ii) acquisition of companies, in a consolidation strategy, which produce products for markets which the Company has targeted, or which produce products which are complimentary to, or extensions of, existing products;

         (iii) expand market share in right-angle gearbox products in foreign markets via acquisition synergy and all markets by continuing emphasis on low cost, quality products manufactured in China;

         (iv) expand market share in planetary and industrial geardrives through the marketing arrangement with the Braden Winch division of PACCAR Inc.;

         (v) expand new and/or related trailer and implement components for sale into existing markets as well as an increased emphasis on penetration of new markets;

         (vi) continued improvement in operating efficiencies in Shanghai Omni Gear; and

         (vii)    new product innovation and development.

         PRODUCTS

         OMNI GEAR

         POWER TRANSMISSION COMPONENTS. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni's power transmission components are its most significant product, representing 76% of Omni's revenues in fiscal years 1999 and 1998.

         Although Omni distributes power transmissions for numerous applications and purposes, the majority of its sales revenues are derived from sales of power transmission components manufactured for three distinct applications:

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

         CONSTRUCTION, MOBILE OFF-HIGHWAY, INDUSTRIAL AND UTILITY EQUIPMENT. In 1992, Omni Gear began distributing "planetary drive" power transmissions for use in construction, "mobile off-highway" (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary geardrives utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds is needed. The Company believes that it can significantly expand its share of the market of planetary drives, and the Company's goal of increased production of these products was a primary factor in the Company's decision to establish a manufacturing facility in China. The Company has also entered into a distribution agreement for its planetary drives. See "Distribution, Sales and Marketing."

         BUTLER

         TRAILER AND IMPLEMENT COMPONENTS. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. As a percentage of revenues, towing equipment represented 24% of Omni's net sales in fiscal years 1999 and 1998. The Company expects sales from both product lines to equate as the Company continues its strategy is to develop its power transmission and trailer and implement product lines.

         NEW PRODUCTS. The Company continues to improve its products and expand product application. Currently, the Company is designing gearboxes to expand its agricultural, universal, irrigation, planetary, commercial turf and mobile utility geardrive product lines.

         PRODUCT MANUFACTURING

         CURRENT MANUFACTURING ARRANGEMENTS. Pending development of the Shanghai Omni Gear facility into a full-service manufacturing and assembly facility, a majority of the Company's geardrives are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers located in metropolitan Shanghai and in Yantai, some of whom the Company has been doing business with since 1980. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future. The Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through negotiation. The Company believes that it has established solid working relationships with these factories, which relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms.

         The Company owns a 35,000 square foot facility in Butler, Kentucky where all jacks from 10,000 lbs. to 220,000 lbs. capacities are manufactured. With its convenient location near Cincinnati, Ohio, Butler purchases raw materials and component parts from a variety of quality suppliers. The smaller jacks and bumper pull and gooseneck couplers are manufactured to Butler's quality specifications in China as are certain components of its coupler line which are assembled at Butler's 20,000 sq. ft. leased facility in Madill, OK.

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

         DISTRIBUTION, SALES AND MARKETING

         DISTRIBUTION. The Company distributes its products primarily to distributors and original equipment manufacturers. Customers with limited requirements, and most of the Company's North American customers, typically purchase geardrive products from inventories; sales to these customers are made by Omni-Washington through Omni Gear. Omni Resources, including Shanghai Omni Gear, on the other hand, ships planetary geardrive products marketed under Omni Gear directly from the factory to U.S. customers and foreign customers located primarily in Australia and Japan; or to other customers that purchase entire containers or production runs of Company products. Butler distributes its products to after-market distributors, trailer OEMs, export brokers and government agencies. Butler-employed sales personnel make virtually all sales. All products are shipped either from Butler's manufacturing facility in Butler, Kentucky or from Butler's facility in Madill, Oklahoma. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales made in the United States.

         On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement (the "Distribution Agreement") with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distribution of winches and planetary geardrives located in Broken Arrow, Oklahoma. The Distribution Agreement was modified and amended on September 9, 1999. The amendment extended the Distribution Agreement to 2014. Under the terms of the Distribution Agreement, PACCAR will market and distribute throughout the world (except Japan and

China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. Omni retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. While the Distribution Agreement restricts the Company's ability to develop its own markets for its products in the territory assigned to PACCAR, it gives the Company immediate access to an established distribution network.

         SALES. The Company's sales are influenced by a variety of seasonal, economic and climatic factors affecting its customers, many of which are difficult to predict. Since a large proportion of the Company's products are utilized in the agriculture industry, the Company's sales are lower during the fall and winter months while farming and ranching activity is slower. Drought, flooding, commodity prices, government subsidies and U.S. Agricultural Department policies that affect farmers also impact demand for the Company's products. The Company believes that the seasonality in its sales will become less pronounced as it increases its market share in the construction, off-highway and utility equipment markets.

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

         INVENTORIES, FIRM ORDERS AND BACKLOGS. The Company maintains approximately $1,840,000 in inventory in its Houston, Texas facility, approximately $610,000 at the Butler, Kentucky facility, approximately $300,000 at the Madill, Oklahoma facility and approximately $450,000 at its facility in Shanghai, China. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities that approximate $1,500,000. The Company forecasts sales 12 months in advance, and maintains a three month "rolling" production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory.

         As of June 30, 1999, the amount of the Company's backlog believed to represent firm orders was approximately $6,200,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with "blanket" purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule.

         COMPETITION. The power transmission market is supplied by numerous American and foreign manufacturers, ranging from conglomerates that distribute broad product lines to customers around the world, to small manufacturers that produce a limited number of products for specific applications to limited markets. Accordingly, the "market" for power transmissions is difficult to define. Omni identifies its competition according to specific products, rather than power transmissions in general.

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

         Omni estimates that the North American market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $100,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. Other companies which supply planetary geardrives in these rated torque capacities as a part of their overall planetary products include Gear Products (a division of Blount), DP Manufacturing, Tulsa Winch (a division of Dover), and Von Ruden, all American companies, and Brevini, Lohmann & Stolterfoht, Orisson & Koepfel, Regiana & Riddutori, SOM (a division of Comer), Teijin Seiki, and Trasmital Bonfiglioli, all foreign companies. Omni Gear believes that it can increase its share in this market in the future since demand for construction and off-highway equipment continues to be strong, and the Company, as a low-priced competitor, can usually capture a portion of any new market that it enters.

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

         OTHER

         EMPLOYMENT. The Company currently employs approximately one hundred-eighty persons worldwide; (i) one hundred-thirty by Shanghai Omni Gear,
(ii) twenty-two at the Company's Houston, Texas facility, (iii) twenty-nine at the Company's facilities in Butler, Kentucky, and (iv) six at the Company's facility in Madill, OK. Twenty-four of Butler's thirty-five employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

         RESEARCH AND DEVELOPMENT. The Company currently employs five full-time engineers who redesign products to meet new customer specification or applications and to make refinements in product manufacturing processes and product quality. The Company has not traditionally capitalized expenses related to these activities, but has identified them as "research and development expenses." Most significantly, the Company has expensed all research and development costs related to the development of products for PACCAR, and, with the exception of cost related to capital equipment, the Company has expensed all costs related to developing the Shanghai, China manufacturing facility. Research and development expenses, unless otherwise specified, are reflected in the Company's financial statements as part of operating expenses.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases facilities located in Houston, Texas; Madill, Oklahoma; Japan and China, and owns a 35,000 square foot manufacturing facility in Butler, Kentucky.

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an assembly center, inventory warehouse, and warranty repair, quality control, testing and inspection, and distribution center for products imported and distributed for its own account. The Houston facility is leased from Phenix Investment Company, a real estate investment company located in Houston, Texas under a long-term lease expiring June 2002, at a rate of $8,000 per month.

         Butler Products owns a 35,000 sq. ft. manufacturing facility in Butler, Kentucky and leases a combination office/warehouse of approximately 20,000 sq. ft. in Madill, Oklahoma for $4,200 per month.

         Pursuant to the Articles of Association and Joint Venture Agreement establishing the Joint Venture, the Joint Venture leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease, with lease payments of approximately $20,000 per month. The existing space is sufficient for the activities currently conducted there, and the Company may acquire additional space in the complex as it expands its operations. In January 1999, the lease payment was reduced to approximately $10,000 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market:


                  Quarter Ending                            Low                                     High
                  --------------                            ---                                     ----
                  06/30/97                                  0.75                                    1.44

                  09/30/97                                  1.25                                    2.00

                  12/31/97                                  0.75                                    1.81

                  03/31/98                                  0.75                                    1.37

                  06/30/98                                  1.88                                    3.50

                  09/30/98                                  1.94                                    3.37

                  12/31/98                                  1.37                                    2.25

                  03/31/99                                  0.94                                    1.81

                  06/30/99                                  1.12                                    1.75

         As of September 1, 1999, the closing price of the Company's Common Stock was $1.00 per share. As of June 30, 1999, there were approximately 665 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative deficit of $2,505,270 as of June 30, 1999; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Working capital increased by $293,417 during the fiscal year ended June 30, 1999 to $1,025,024 as of June 30, 1999, and current assets increased $569,271 from the prior year and current liabilities increased $275,854 as a result of increased sales and profits in fiscal 1999. For the year ended June 30, 1999, accounts receivable increased $335,423 to a balance of $2,920,896 and inventory increased $282,794 to a balance of $3,207,542 compared to the year ended June 30, 1998.

         The Company utilizes a $4,000,000 working capital facility that had an outstanding balance of $2,088,917 at June 30, 1999. The Company's cash balance of $292,903 at the year ended June 30, 1999, was $14,606 higher compared to the same period last year. Given its current working capital requirements, known obligations, and assuming current levels of operations, the Company believes that it has sufficient capital resources to meet its working capital requirements for the foreseeable future.

         RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JUNE 30, 1999, COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998. Omni's net sales increased 6% to approximately $17.8 million, compared to $16.8 million for fiscal year 1998. Sales increases of $1.0 million are the result of internal growth and new product development. For the year ended June 30 1999, Omni had operating income of $697,321 compared to $482,657 for the fiscal year ended June 30, 1998. Operating income improved as a result of the increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The Company earned net income of $494,444 or $0.14 per share for the fiscal year ended June 30, 1999, an increase of 119% compared to net income of $225,492 or $0.06 per share for the fiscal year ended June 30, 1998.

         Net sales increases for the year were driven by stronger demand for the Company's rotary cutter, tractor-powered implement, universal geardrives and new product introduction. Sales of the Company's power transmission components represented 76% of total sales while the trailer and implement components made up 24% of total sales. Gross margin increased to 27% in fiscal year 1999 from 25% when compared with fiscal 1998, caused primarily by the addition of higher margin items to the product mix. Management continues to focus on improving margins through more aggressive manufacturing policies.

         Selling, general and administrative expenses increased by $337,977 or 8%, from 1998 to 1999. Selling, general and administrative expenses represented 23% of net sales in 1998 compared to 22% of net sales in 1998.

         Interest expense decreased to $287,983 in 1999 from $316,443 in 1998, attributable to more favorable interest rate on the Company's line of credit borrowings.

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

         Net sales increases for the year were driven by stronger demand for the Company's rotary cutter, tractor powered implement, irrigation geardrives and new product introduction. Sales of the Company's geardrives represented 76% of total sales while the towing products made up 24% of total sales. Gross margin increased to 25% in fiscal year 1998 from 24% when compared with fiscal 1997, caused primarily by the addition of higher margin items to the product mix. Management continues to focus on improving margins through more aggressive manufacturing policies.

         Selling, general and administrative expenses increased by $560,441 or 17%, from 1997 to 1998. Selling, general, and administrative expenses represented 22% of net sales in 1998 and 1997.

         Interest expense increased to $316,443 in 1998 from $256,425 in 1997, attributable to additional debt carried to meet increased sales.

         YEAR 2000. The Company is in the process of identifying internal software and imbedded technology Year 2000 risks. The Company has performed internal test operations using dates subsequent to Year 2000 (specifically, the Company's financial and inventory systems) and is in the process of testing and evaluating its computer operated machinery and facilities equipment and has not encountered problems which are material to the Company's operations. The Company anticipates the completion of the identification, evaluation and verification process to be completed by October 31, 1999.

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

         CAUTIONARY STATEMENT. Forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, the Company's dependence upon third-party suppliers, political and economic circumstances in China, and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Investors are directed to the Company's periodic reports filed with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS



                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056




                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                            HARPER & PEARSON COMPANY



Houston, Texas
September 16, 1999 (except for Note 19, the date of which is September 24, 1999)

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                     ASSETS
                                     ------
                                                                     1999                    1998
                                                              --------------------    -------------------
CURRENT ASSETS
   Cash                                                               $   292,903            $   278,297
   Accounts receivable, trade, net                                      2,920,896              2,585,473
   Accounts receivable, related parties                                    12,069                 92,396
   Inventories                                                          3,207,542              2,924,748
   Prepaid expenses                                                        69,693                 52,918
                                                              --------------------    -------------------

               TOTAL CURRENT ASSETS                                     6,503,103              5,933,832
                                                              --------------------    -------------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                            2,158,715              2,110,538
                                                              --------------------    -------------------


OTHER ASSETS - primarily intangible assets, net                           265,103                280,607
                                                              --------------------    -------------------

TOTAL ASSETS                                                         $  8,926,921           $  8,324,977
                                                              ====================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                  $  2,672,455           $  2,466,175
   Line of credit                                                       2,088,917              1,965,186
   Accrued expenses                                                       486,205                605,077
   Current portion of long-term debt                                      230,502                165,787
                                                              --------------------    -------------------

               TOTAL CURRENT LIABILITIES                                5,478,079              5,202,225
                                                              --------------------    -------------------

LONG-TERM DEBT                                                            646,776                815,130
                                                              --------------------    -------------------

STOCKHOLDERS' EQUITY
   Common stock                                                            17,885                 17,885
   Additional paid-in capital                                           5,248,560              5,248,560
   Treasury stock                                                         (57,141)               (57,141)
   Retained deficit                                                    (2,505,269)            (2,999,713)
   Foreign currency translation adjustment                                 98,031                 98,031
                                                              --------------------    -------------------

               TOTAL STOCKHOLDERS' EQUITY                               2,802,066              2,307,622
                                                              --------------------    -------------------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                            $  8,926,921           $  8,324,977
                                                              ====================    ===================
See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                          1999                 1998
                                                                     ----------------     ----------------
NET SALES                                                               $ 17,820,179         $ 16,807,349
                                                                     ----------------     ----------------

      Cost of Sales                                                       13,005,480           12,800,209
      Write-off of Vendor Obligation                                         -                   (254,918)
                                                                     ----------------     ----------------

COST OF SALES                                                             13,005,480           12,545,291
                                                                     ----------------     ----------------

      Gross Profit                                                         4,814,699            4,262,058
                                                                     ----------------     ----------------


OPERATING EXPENSES
   Selling, general and administrative                                     4,117,378            3,779,401
                                                                     ----------------     ----------------

      Operating income                                                       697,321              482,657
                                                                     ----------------     ----------------

OTHER INCOME (EXPENSE)
   Commission income                                                          61,026               45,307
   Interest expense                                                         (287,983)            (316,443)
   Other, net                                                                 24,080               13,971
                                                                     ----------------     ----------------

                                                                            (202,877)            (257,165)
                                                                     ----------------     ----------------

NET AND COMPREHENSIVE INCOME                                              $  494,444           $  225,492
                                                                     ================     ================

BASIC AND COMPREHENSIVE EARNINGS PER SHARE                                 $    0.14            $    0.06
                                                                     ================     ================

DILUTED EARNINGS PER SHARE                                                 $    0.12            $    0.06
                                                                     ================     ================


See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                   Common Stock
                             --------------------------
                                 Number                  Additional                   Retained        Foreign
                               Of Shares                   Paid-in      Treasury      Earnings       Currency
                              Outstanding     Amount       Capital        Stock       (Deficit)     Translation      Total
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 1997           3,529,592   $ 17,885     $ 5,248,560   $ (48,641)    $ (3,225,205)    $ 98,031     $ 2,090,630

Purchase of shares                  (6,500)                                (8,500)                                       (8,500)

Net income                                                                                 225,492                      225,492
                             ---------------------------------------------------------------------------------------------------

Balance, June 30, 1998           3,523,092     17,885       5,248,560     (57,141)      (2,999,713)      98,031       2,307,622

Net Income                                                                                 494,444                      494,444
                             ---------------------------------------------------------------------------------------------------

Balance, June 30, 1999           3,523,092   $ 17,885     $ 5,248,560   $ (57,141)    $ (2,505,269)    $ 98,031     $ 2,802,066
                             ===================================================================================================

 See accompanying notes.

                                  OMNI U.S.A., INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                                         1999               1998
                                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $ 494,444          $ 225,492
                                                                                    ----------------   ----------------
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                        283,667            235,633
        Amortization                                                                         32,260             77,353
        Changes in operating assets and liabilities:
              Accounts receivable                                                          (301,112)          (556,779)
              Inventories                                                                  (282,794)          (680,997)
              Prepaid expenses                                                              (16,775)            77,539
              Long term deposits                                                                  -             60,559
              Notes receivable                                                                    -             66,668
              Accounts payable and accrued expenses                                          87,408            566,812
                                                                                    ----------------   ----------------

                Total adjustments                                                          (197,346)          (153,212)
                                                                                    ----------------   ----------------
                Net cash provided by operating
                  activities                                                                297,098             72,280
                                                                                    ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of other assets                                                                  (16,756)                 -
  Purchase of property and equipment                                                       (285,828)          (131,381)
                                                                                    ----------------   ----------------

                Net cash used by investing activities                                      (302,584)          (131,381)
                                                                                    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                           15,894,537         15,921,284
  Payments on line of credit                                                            (15,770,806)       (15,634,067)
  Borrowings on long-term debt                                                               54,777                  -
  Payments on long-term debt                                                               (158,416)          (221,075)
  Purchase of treasury stock                                                                      -             (8,500)
                                                                                    ----------------   ----------------
                Net cash provided by financing
                  activities                                                                 20,092             57,642
                                                                                    ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                              14,606             (1,459)

CASH AT BEGINNING OF PERIOD                                                                 278,297            279,756
                                                                                    ----------------   ----------------

CASH AT END OF PERIOD                                                                     $ 292,903          $ 278,297
                                                                                    ================   ================

See accompanying notes.

NOTE 1   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - Omni U.S.A., Inc. (the Company) is incorporated in the state of Nevada. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Omni U.S.A., Inc. (a Washington Company), Omni Resources, Ltd. (a Hong Kong Corporation) and Butler Products Corporation (a Kentucky Corporation). The financial statements of Omni Resources, Ltd. include the activity of Shanghai Omni Gear Co., Ltd. located in Shanghai, China. All material inter-company transactions and balances have been eliminated in consolidation.

         ORGANIZATION AND BUSINESS - The Company designs, develops, manufactures and distributes power transmission components and trailer and implement components, used primarily for agricultural, material handling, mobile off-highway and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified manufacturers of custom products in a foreign country, contracting with such manufacturer for the manufacture of custom products, quality control of the products (in the case of manufacturing subcontractors), and delivery to an ultimate third party customer. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $125,184 and $170,469 in 1999 and 1998, respectively.

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

                                                                            Estimated useful
                                                                              lives (years)
                                                                              -------------
         Warehouse, manufacturing and office equipment                           3 to 10
         Leasehold improvements                                                  5 to 10
         Tooling costs                                                           5 to 10

         The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

         INTANGIBLE ASSETS AND ORGANIZATIONAL COSTS - Intangible assets consist of purchased goodwill from Butler Products, historical customer relationships of Omni Resources, Ltd. and engineering plans and designs. Organizational costs are attributed to Shanghai Omni Gear capitalized expenditures. Intangible assets and organizational costs are valued at cost less accumulated amortization of $528,664 and $496,404 in 1999 and 1998 respectively. Amortization is provided on a straight-line basis over five to fifteen-year periods.

         The Company has elected to implement Financial Accounting Standards Board SOP 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1999 and will expense $38,502 of unamortized organizational costs upon implementation.

         FOREIGN CURRENCY TRANSLATION - The financial position and results of operations of the Company's foreign subsidiary are measured using the subsidiary's functional currency. Receivables and payables of the subsidiary, denominated in currency other than their functional currency, are translated at exchange rates in effect at the balance sheet dates, and related transaction gains or losses are included in the determination of net income.

         Income and expense amounts of the subsidiary are translated at the average rates of exchange for the periods. Translation adjustments result from the process of translating foreign currency financial statements of the subsidiary into U.S. dollars. These translation adjustments are reported separately as a component of stockholders' equity. Current year changes are included in comprehensive income.

         EARNINGS PER SHARE - Basic earnings per share (EPS) is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of financial instruments approximate their reported carrying amounts at June 30, 1999.

NOTE 2   ACCOUNTS RECEIVABLE

         Accounts receivable at June 30 consisted of the following:


                                                                                       1999                 1998
                                                                                 ----------           ----------
         Accounts receivable - trade                                             $3,034,621           $2,629,092
         Allowance for doubtful accounts                                           (113,725)             (43,619)
                                                                                 ----------           ----------

                                                                                 $2,920,896           $2,585,473
                                                                                 ==========           ==========

NOTE 3   INVENTORIES

         Inventories at June 30 consisted of the following:


                                                                                       1999                 1998
                                                                                 ----------           ----------
         Raw Materials                                                           $  374,364           $  501,318
         Work in Process                                                            169,417              230,110
         Finished Goods                                                           2,663,761            2,193,320
                                                                                 ----------           ----------

                                                                                 $3,207,542           $2,924,748
                                                                                 ==========           ==========

NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment at June 30 consisted of the following:


                                                                                       1999                 1998
                                                                               ------------         ------------
         Warehouse, manufacturing and
           office equipment                                                    $  2,698,444         $  2,371,128
         Land, Buildings & Leasehold improvements                                   561,588              557,060
         Tooling costs                                                              613,722              613,722
                                                                               ------------         ------------

                                                                                  3,873,754            3,541,910

         Accumulated depreciation and amortization                               (1,715,039)          (1,431,372)
                                                                               ------------         ------------

                                                                               $  2,158,715         $  2,110,538
                                                                               ============         ============

NOTE 5   LINE OF CREDIT

         The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures April 2001, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company.

NOTE 6   LONG-TERM DEBT

         Long-term debt at June 30 consisted of the following:


                                                                                         1999                 1998
                                                                                     --------             --------
         Notes payable to banks/financing companies, due in monthly installments of $1,482 including interest ranging from 1.9% to 7.7%, maturing at various dates through 2002 secured by
           vehicles                                                                    27,785               45,582

         Note payable to equipment manufacturer, non interest
           bearing, due in monthly installments of $1,360 through 2000                 16,320                    -

         Note payable to bank, due in monthly installments
           of $1,375 including interest at 8.25% through 2001
           secured by equipment                                                        27,942                    -


         Note payable to equipment manufacturer,
           due in monthly installments of $10,244 including
           interest at 10%  through 2001                                              170,238              254,387

         Butler Products Corporation Industrial Bonds due in
           monthly installments of $2,730 including interest
           at 5.5%  through March 2003                                                110,793              134,693

         Butler Products Corporation Small Business Administration
           loan due in monthly installments of $2,168 including
           interest at 9.259%  through June 2000                                       24,200               46,255

         Junior Subordinated Notes to Butler Products Corporation former owners at 8% annual interest with annual principal payments of $166,667 beginning September 30, 2001
           through 2003                                                               500,000              500,000
                                                                                     --------             --------
                                                                                      877,278              980,917
         Less current portion                                                         230,502              165,787
                                                                                     --------             --------

         Total Long-Term Debt                                                        $646,776             $815,130
                                                                                     ========             ========

         Future maturities of long-term debt by fiscal year are as follows:


         2000                                                $230,502
         2001                                                  89,246
         2002                                                 193,672
         2003                                                 197,192
         2004                                                 166,666
                                                             --------
                                                             $877,278

NOTE 7   COMMON STOCK

         The Company has authorized 150,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 1999 and 1998, the Company had issued 3,580,592 shares with 3,523,092 shares outstanding and 57,500 treasury shares.

         The Company purchased 57,500 of its common shares on the open market for $57,141 (average of $0.99 per share) from November, 1996 through June 30, 1998 pursuant to a repurchase program announced in November 1996 which authorized the repurchase of up to 100,000 common shares.

NOTE 8   WARRANTS TO PURCHASE COMMON STOCK

         The Company has Class B Warrants which entitle the holder to purchase shares of common stock as follows:

                                                                                                          Number of
                                                                                              Per Share   Warrants
                                                                        Expiration Date       Price       Issued
                                                                        ---------------       ---------   ---------
         Class B                                                        March 15, 2001         $  6.00    706,372

         On March 15, 1999, all Class A Warrants expired by operation of the Class A Warrant Agreement. No Class A Warrants were exercised.

NOTE 9   STOCK OPTION PLANS

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

         The Board of Directors has reserved 1,500,000 shares under the Plans.

         -----------------------------------------------------------------------------------------------------------------
                                           Total      $4.00      $1.00       $1.625     $2.25       $1.188
                                          Number      Priced     Priced      Priced     Priced      Priced     Weighted-
                                                                                                                Average
                                                                                                               Exercise
         Stock Option Summary            of Shares    Options    Options     Options    Options     Options     Price
         -----------------------------------------------------------------------------------------------------------------
         Options Outstanding at June      1,100,000     70,000   1,030,000                                           $1.19
         30, 1997
         Options Granted                     65,000          0      65,000                                            1.00
         Options Cancelled                  -60,000          0     -60,000                                            1.00
         Options Outstanding at June      1,105,000     70,000   1,035,000           0          0            0        1.19
         30, 1998
         Options Granted                     75,000          0           0      30,000     15,000       30,000        1.57
         Options Cancelled                   -5,000          0      -5,000           0          0            0        1.00
         Options Outstanding at June      1,175,000     70,000   1,030,000      30,000     15,000       30,000        1.21
         30, 1999

         Exercisable at June 30, 1999       790,000     70,000     690,000      30,000          0            0        1.29
         Exercisable at June 30, 1998       465,000     70,000     395,000           0          0            0        1.45

         Available for future grant at
         June 30, 1999                      325,000
         -----------------------------------------------------------------------------------------------------------------
         Weighted-average remaining
         contractual life in years              6.9          5         7.5          10         10           10
         -----------------------------------------------------------------------------------------------------------------

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion no. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The value of options granted during fiscal 1999 and 1998, as computed under SFAS 123, is deemed insignificant.

NOTE 10  EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share at June 30, 1999 and 1998.

                                                                                       1999                  1998
                                                                                 ----------            ----------
         Numerator
           Net Income                                                            $  494,444            $  225,492
                                                                                 ==========            ==========

         Denominator
           Demoninator for basic earnings per share -
           weighted average common shares outstanding                             3,523,092             3,523,903

           Effect of dilutive securities:
               Conversion of dilutive stock options                                 530,848               367,258
                                                                                 ----------            ----------

           Denominator for dilutive earnings per share -
           adjusted weighted average shares and assumed conversion                4,053,940             3,891,161
                                                                                 ==========            ==========

         Basic and Comprehensive Net Earnings Per Share                          $     0.14            $     0.06
                                                                                 ==========            ==========

         Diluted Net Earnings Per Share                                          $     0.12            $     0.06
                                                                                 ==========            ==========

         The stock options with exercise prices greater than $1.625 could potentially dilute basic net earnings per share in the future. These are not included in the diluted computation currently because they would be antidilutive at June 30, 1999 and 1998.

NOTE 11  INCOME TAXES

         For the years ended June 30, 1999 and 1998, the Company utilized net operating loss carry-forwards amounting to approximately $597,000 and $1,150,000 to decrease income tax expense by $203,000 and $390,000, respectively.

         Income tax expense (benefit) is comprised of the following:

                                                                                       1999                  1998
                                                                              -------------          ------------
         Current                                                              $           -          $     12,500
         Deferred - Current                                                         (26,000)              (12,500)
         Deferred - Long-term                                                        26,000                     -
                                                                              -------------          ------------
                                                                              $         -0-          $        -0-
                                                                              =============          ============

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

         The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                                       1999                  1998
                                                                                 ----------            ----------
         Current deferred tax assets:
               Accounts receivable                                               $   39,000            $   14,000
               Inventory                                                              7,000                 7,000
             Net operating loss carry-forwards                                            -               203,500
                                                                                 ----------            ----------

               Deferred tax assets                                                   46,000               224,500

         Non-current deferred tax liabilities:
                Depreciation                                                        (46,000)              (20,000)
                                                                                 ----------            ----------
         Net deferred income tax assets                                                   -               204,500
         Valuation allowance                                                              -              (204,500)
                                                                                 ----------            ----------

         Net deferred income taxes                                               $      -0-            $      -0-
                                                                                 ==========            ==========

         The valuation allowance has decreased $204,500 and $338,500 in 1999 and 1998, respectively due to utilization of net operating loss carry-forwards to offset current taxable income. The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,900,000 at June 30, 1999.

         The difference between the effective rate of income tax expense at June 30, 1999 and 1998 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense are explained below according to the tax implications of various items of income or expense.

                                                                                       1999                  1998
                                                                                 ----------            ----------
         Provision for income tax expense at
           U.S. statutory rates                                                  $  168,000            $   75,000
         Increase (decrease) in tax provision
           resulting from:
              Non-deductible losses on foreign
                subsidiaries                                                          8,000               255,000
              Non-deductible expense, other                                          28,500                 8,500
         Change in valuation reserve                                               (204,500)             (338,500)
                                                                                 ----------            ----------
         Income tax expense                                                      $      -0-            $      -0-
                                                                                 ==========            ==========

NOTE 12  VENDOR OBLIGATION

         In the fiscal year ended June 30, 1998, the Company wrote off approximately $255,000 of amounts owed to a China state-owned factory for purchases of inventory in years prior to 1995. Company management believes that the vendor will not pursue payments of these amounts since there have been no demands for payment for three years and because the Company has unrecorded claims against the factory for defective products. In the Company's experience, business relationships in China are not governed by written agreements or contracts, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract.

NOTE 13  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company leases equipment and office, warehouse and manufacturing space in Houston, Shanghai and Japan. The Houston lease is $8,000 per month through 2002. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 1999, the future minimum rental payments required under operating leases were approximately:

         2000                                                   $243,000
         2001                                                    240,000
         2002                                                    237,000
         2003                                                    140,000
         2004                                                    128,000
         Thereafter                                            2,657,000
                                                              ----------
         Total                                                $3,645,000
                                                              ==========

         Rent expense was approximately $298,000 and $360,000 during the years ended June 30, 1999 and 1998, respectively.

         INSURANCE COVERAGE - The Company is self-insured against product liability and completed operations. This development, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintains in force and effect, product liability and completed operations insurance held by BPC at the time of acquisition. The Company maintains directors' and officers' insurance coverage.

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

         As of June 30, 1999, Omni Resources and Omni USA have advanced Shanghai Omni Gear approximately $3,920,000. These advances are reflected in the accompanying financial statements as follows:

         Current assets                                             $   885,000
         Property and equipment                                       1,440,000
         Intangible assets and organizational costs                      53,000
         Current liabilities                                         (1,053,000)
         Retained deficit from operations                             2,674,000
                                                                    -----------
           Total                                                    $ 3,999,000
                                                                    ===========

         EMPLOYMENT - Thirteen percent of the Company's employees, (specifically, twenty-four of thirty-five Butler employees) are unionized and are covered by a collective bargaining agreement.

         EMPLOYEE BENEFITS - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 1999 and 1998, no contributions were made by the Company.

NOTE 14  RELATED PARTY TRANSACTIONS

         Effective June 30, 1997, the Company and Edward L. Daniel ("Edward Daniel"), Joan J. Daniel ("Joan Daniel") and certain affiliates ("Affiliates")(collectively, Edward Daniel, Joan Daniel and Affiliates referred to as "Daniel"), entered into a Mutual Release and Settlement Agreement (the "Agreement"). Under the Agreement, (i) the Company leased the Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. and Joan J. Daniel in the amount $8,000 monthly through March 31, 1998; (ii) the Company paid Edward L. Daniel and Joan J. Daniel $20,000 per month, through July 31, 1998; and (iii) the Company issued each Edward Daniel and Joan Daniel 375,000 shares of Common Stock, which shares cannot be voted by them or their affiliates until August 1999 in consideration of terminating all previous agreements to provide services to the Company.

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

         LEASE OF REAL PROPERTY - The Company leased its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel at $8,000 per month through March 1998. The Company made aggregate lease payments to DDC of $72,000 in 1998. On March 6, 1998, effective April 1, 1998, the building was sold to Phenix Investment Company, a real estate investment company located in Houston Texas. Phenix Investment Company is not affiliated with Daniel Development Corporation, Edward L. Daniel or Joan J. Daniel. The terms of the lease were not changed as a result of the sale.

NOTE 15  SEGMENT INFORMATION

         The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment. Selected financial information by business segment with respect to these activities for the years ended June 30 are as follows:

                                                                     1999                   1998
                                                              ------------         -------------
         NET SALES
           Power Transmission Components                       $13,593,483           $12,795,939
           Trailer and Implement Components                      4,226,695             4,011,410
           Corporate and Eliminations                                    -                     -
                                                              ------------         -------------
           Total Omni USA, Inc.                                $17,820,179           $16,807,349
                                                              ============         =============

         INCOME FROM OPERATIONS
           Power Transmission Components                      $    601,885           $   514,778
           Trailer and Implement Components                        295,804                59,989
           Corporate and Eliminations                             (200,368)              (92,110)
                                                              ------------         -------------
           Total Omni USA, Inc.                               $    697,321           $   482,657
                                                              ============         =============

         NET INCOME
           Power Transmission Components                      $    378,403           $   265,252
           Trailer and Implement Components                        323,076                52,350
           Corporate and Eliminations                             (207,035)              (92,110)
                                                              ------------         -------------
           Total Omni USA, Inc.                                $   494,444           $   225,492
                                                              ============         =============

         IDENTIFIABLE ASSETS
           Power Transmission Components                       $ 6,712,782           $ 6,186,753
           Trailer and Implement Components                      2,214,139             2,138,224
                                                              ------------         -------------
           Total Omni USA, Inc.                                $ 8,926,921           $ 8,324,977
                                                              ============         =============

         REVENUES
           Domestic Customers                                  $17,052,369           $16,177,899
           Foreign Customers                                       767,810               629,450
                                                              ------------         -------------
           Total Revenues                                      $17,820,179           $16,807,349
                                                              ============         =============

         PROPERTY AND EQUIPMENT (NET)
           Domestic                                           $    717,868          $    853,225
           Foreign                                               1,440,847             1,257,313
                                                              ------------         -------------
           Total Property and Equipment                        $ 2,158,715           $ 2,110,538
                                                              ============         =============

NOTE 16  MAJOR CUSTOMERS AND SUPPLIERS

         During fiscal year 1999, the Company and its subsidiaries had consolidated sales of $2,400,000 to one domestic customer which represents 13% of consolidated sales. During fiscal year 1998, the Company and its subsidiaries had consolidated sales of $3,300,000 to a different domestic customer for a total 20% of consolidated sales.

         Approximately 67% and 72% of the Company's products were purchased from two companies in China in 1999 and 1998, respectively.

NOTE 17  SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities are as follows:

              During 1999 the Company acquired equipment in lieu of payment on accounts receivable amounting to $46,016.

              During 1998 the Company acquired plant and equipment for $220,000 in exchange for notes payable.

NOTE 18  PENDING ACQUISITION

         On May 27, 1998, the Company executed a Purchase Agreement to acquire Agritrans BV and its subsidiaries, Agdrive BV and Agritrans KFT (collectively, "Agritrans"). Agritrans is a Netherlands-based manufacturer and worldwide distributor of drivelines, clutches, CV joints, shields and spare parts for agricultural equipment. The acquisition is contingent on obtaining acceptable outside financing and completion of due-diligence. As of June 30, 1999, the Company has not closed on the Agritrans acquisition and the Company continues to seek favorable financing to complete the acquisition. Pending closing, the Company entered into a Strategic Cross-Marketing Agreement with Agritrans.

NOTE 19  SUBSEQUENT EVENT

         On July 16, 1999, the Company purchased the fixed assets and inventory of Piecemaker, Inc., an Oklahoma corporation, in exchange for $350,994 in cash and 100,000 shares of restricted common stock. Pursuant to the terms of the acquisition, Butler Products relocated its manufacturing into the facility formerly occupied by Piecemaker, Inc. and entered into a five-year lease agreement with monthly payments of $4,200.

         In support of the acquisition, Butler Products signed a note with a financing company in the amount of $200,000 with a term of 19 months at interest of approximately 8.25%.

         On September 23, 1999, the Company entered into an agreement with PACCAR Inc. for a loan of $1,000,000 in support of Shanghai Omni Gear's manufacturing of planetary geardrives under the distribution agreement with PACCAR, Inc. The note term is 5 years with quarterly payments of principle plus accrued interest of 8% commencing December 2000.


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


Name                                    Age                 Position
- ----                                    ---                 --------
Jeffrey K. Daniel                       38                  President, Chief Executive Officer and Director

Craig L. Daniel                         39                  Vice President-Manufacturing and Director

Michael A. Zahorik                      36                  Executive Vice President, Chief Operating Officer,
                                                            General Counsel and Secretary

David M. Sallean                        33                  Chief Financial Officer

James L. Davis                          51                  Director

John F. Lillicrop                       64                  Director

W. Wayne Patterson                      56                  Director

- ---------------------------
JEFFREY K. DANIEL has been an employee of Omni since 1985 and is currently the Chief Executive Officer and President of the Company. He has a Bachelors degree in Business Administration from the University of Colorado. He was Vice President from 1987 until May 1994, when he was elected Chief Executive Officer and President. Jeffrey K. Daniel is the brother of Craig L. Daniel. Jeffrey K. Daniel has served as a director of the Company since January 1988.

CRAIG L. DANIEL has been a full time employee of Omni since April, 1989, and is currently Vice President-Manufacturing for the Company, Managing Director of Omni Resources, Ltd and General Manager of Shanghai Omni Gear Co., Ltd. Craig L. Daniel is the brother of Jeffrey K. Daniel. Craig L. Daniel has served as a director of the Company since December 1993.

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

DAVID M. SALLEAN joined the Company as its Chief Financial Officer in March 1999. Mr. Sallean has a Bachelors degree from Southwest Texas State University and is a Certified Public Accountant. Prior to his employment with the Company, Mr. Sallean was employed by Stewart Title Guaranty Company from June 1988 through March 1999, most recently as Controller of National Title Services.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:


                                   Annual Compensation               Long Term Compensation
                               ---------------------------        ------------------------------
                                                                        Awards             Payouts
                                                                  ------------------       -------
                                                               Restricted     Securities
Name and                                      Other Annual       Stock       Underlying    LTIP       All Other
Position             Year   Salary   Bonus    Compensation       Awards     Options/ SARs  Payouts  Compensation
- --------             ----   ------   -----    ------------       ------     -------------  -------  ------------
Jeffrey K. Daniel
President & CEO      1997   76,500     ---        ---              ---        136,000*         ---        ---
                     1998   76,500     ---        ---              ---           ---           ---        ---
                     1999   76,500     ---        ---              ---           ---           ---        ---

Craig L. Daniel
Vice President-      1997   76,500     ---        ---              ---        136,000*         ---        ---
Manufacturing        1998   76,500     ---        ---              ---           ---           ---        ---
                     1999   76,500     ---        ---              ---           ---           ---        ---

Michael A. Zahorik
Executive Vice
President, COO &     1997   68,500     ---        ---              ---         68,000*         ---        ---
Gen. Counsel         1998   68,500     ---        ---              ---           ---           ---        ---
                     1999   73,250     ---        ---              ---           ---           ---        ---

David M. Sallean
CFO                  1997      ---     ---        ---              ---           ---           ---        ---
                     1998      ---     ---        ---              ---           ---           ---        ---
                     1999   70,000     ---        ---              ---         30,000**        ---        ---

No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 1999.
- ---------------------------

*        On June 6, 1997, under the 1996 ISOP, Jeffrey K. Daniel and Craig L.
Daniel were granted options to purchase 136,000 shares of Common Stock and Michael A. Zahorik was granted options to purchase 68,000 shares of Common Stock. These grants are at an exercise price of $1.00 and vest 100% three (3) years from date of grant. SEE "STOCK OPTION PLANS" below.

**       On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock. These grants are at an exercise price of $1.188 and vest 100% three (3) years from date of grant. SEE "STOCK OPTION PLANS" below.

         None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a change of contract, termination of employment, or otherwise.

         STOCK OPTION PLANS AND STOCK OPTIONS

         The Company maintains a 1994 Non-Qualified Stock Option Plan (the "1994 NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The 1994 NQSOP covers 600,000 shares of Common Stock and the 1996 ISOP covers 900,000 shares of Common Stock. The purpose of the 1994 NQSOP and 1996 ISOP is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

         On June 6, 1997, the Board, upon recommendation from the Compensation Committee, repriced all options granted and existing to current Company employees under the 1996 ISOP and 1994 NQSOP from $4.00 per share to $1.00 per share. The repriced options vest 50% twelve (12) months from date of grant and 50% twenty-four (24) months from date of grant.

         On June 6, 1997, the Board, upon recommendation of the Compensation Committee, granted options to purchase 136,000 shares of Common Stock at $1.00 per share to each Jeffrey K. Daniel and Craig L Daniel, and granted options to purchase 68,000 shares of Common Stock at $1.00 per share to Michael A. Zahorik, all such options to vest three years from date of grant.

         On January 25, 1999, under the 1994 NQSOP, the Board granted 10,000 options to purchase Company Common Stock at $1.625 per share to James L. Davis, John F. Lillicrop, and W. Wayne Patterson. All director options were immediately vested.

         On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock. These grants are at an exercise price of $1.188 and vest 100% three (3) years from date of grant.

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


                         Ten-Year Options/SAR Repricings

                                    Number of                                                     Length
                                    Securities       Market            Exercise                   of Original
                                    Underlying       Price of Stock    Price of Stock             Option Term
                                    Options/SARs     at Time of        at Time of       New       Remaining at
                                    Repriced or      Repricing or      Repricing or     Exercise  Date of
Name                       Date     Amended          Amendment         Amendment        Price     Repricing
- ------                     ----     -------          ---------         ---------        -----     ---------
Jeffrey K. Daniel          6/6/97    160,000         $0.75             $4.00            $1.00     9 years
Craig L. Daniel            6/6/97    160,000         $0.75             $4.00            $1.00     9 years
Michael A. Zahorik         6/6/97     70,000         $0.75             $4.00            $1.00     9 years


         Under the 1996 ISOP, options for 895,000 shares had been granted as of June 30, 1999. Under the 1994 NQSOP, options for 280,000 shares had been granted as of June 30, 1999. The following table shows how the 1994 NQSOP and the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 1999 based on the closing price of Common Stock at June 30, 1999 of $1.375:


                                                                    1994 NQSOP and 1996 ISOP
                                             ----------------------------------------------------------------
                                                                                       Total Number of Shares
   Name and Position                         Dollar Value / Shares Exercisable         Represented by Options
   -----------------                         ---------------------------------         ----------------------
Jeffrey K. Daniel                                      $60,000/160,000                         296,000
   President and CEO

Craig L. Daniel                                        $60,000/160,000                         296,000
   Vice President-Manufacturing

Michael A. Zahorik                                     $26,250/70,000                          138,000
     Executive Vice President, COO
     & General  Counsel

David M. Sallean                                            $0/0                               30,000
    Chief Financial Officer

Executive Officer Group                               $146,250/390,000                         760,000

Non-Executive Officer  Employee Group                  $75,000/200,000                         215,000

Total                                                 $221,250/590,000                         975,000



                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                            Value of Unexercised
                                                             Number of Unexercised          in-the-money Options/
                         Shares Acquired     Value           Options/SARs at FY-End           SARs at FY-End (2)
Name                       on Exercise      Realized      (1) Exercisable/Unexercisable   Exercisable/Unexercisable
- ----                       -----------      --------      -----------------------------   -------------------------
Jeffrey K. Daniel
President & CEO                  N/A           N/A                  296,000                        $111,000
                                                                    -------                        --------
                                                               160,000/136,000                  $60,000/$51,000
Craig L. Daniel
Vice President-
   Manufacturing                 N/A           N/A                  296,000                        $111,000
                                                                    -------                        --------
                                                               160,000/136,000                  $60,000/$51,000
Michael A. Zahorik
Exec. Vice President, COO
   & General Counsel             N/A           N/A                  138,000                         $51,750
                                                                    -------                         -------
                                                                 70,000/68,000                  $26,250/$25,500
David M. Sallean
Chief Financial Officer          N/A           N/A                  30,000                          $7,710
                                                                    ------                          ------
                                                                  -0-/30,000                       0/$7,710
- ------------------------


N/A Not applicable. No options were exercised during the fiscal year ended June 30, 1999.
(1) Indicates number of options exercisable and unexercisable as of June 30, 1999.
(2)   Based upon closing price of Common stock at June 30, 1999 of $1.375.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITALIZATION

         The Company's currently authorized equity securities are as follows:
(i) 150,000,000 shares of Common Stock, par value $.004995 per share, (ii) 2,312,773 Class A Common Stock Purchase Warrants ("Class A Warrants"); and (iii) 1,362,773 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 1, 1999, the Company had outstanding 3,623,092 shares of Common Stock, and Class B Warrants to purchase 706,372 shares of Common Stock.

         CLASS A AND B WARRANTS. There are 706,372 Class B Warrants to purchase Common Stock. The Class B Warrants may be exercised at any time between 90 days after issuance and March 15, 2001, at $6.00 per share. The Class A Warrants, which were exercisable by the holder thereof at any time between 90 days after issuance and March 15, 1999, at $4.00 per share, expired on March 15, 1999.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 1999, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                                  Amount and Nature
                                                    Of Beneficial
Name and Address of Beneficial Owner                  Ownership             Percent of Class(1)
- ------------------------------------                  ---------             -------------------
Edward L. Daniel (4)                                   527,068                     15.0%
Joan J. Daniel (4)                                     527,068                     15.0%
Jeffrey K. Daniel (2)(6)                               210,550                      4.5%
Craig L. Daniel (2)(7)                                 238,411                      5.0%
Michael A. Zahorik (2)(8)                              121,715                      2.6%
David M. Sallean (2)(11)                                 5,000                         *
Websters Publishing, Ltd. (3)                          351,321                      8.3%
James L. Davis (5)                                      50,000                      1.0%
John F. Lillicrop (9)                                   60,000                      1.3%
W. Wayne Patterson (10)                                 30,000                         *
Executive Officers and
Directors as a Group                                   715,676                     15.2%
* less than 1% of the total number of shares outstanding

- -----------------------------
(1)      Based upon 3,523,092 shares of Common Stock outstanding as of June 30,
         1999.

(2)      The address for all officers is 7502 Mesa Road, Houston, Texas 77028.

(3) Includes 245,006 shares purchasable under B Warrants exercisable within 60 days at $6.00 per share. The address of such beneficial owner is Caroline Center, 10th Floor, 28 Yun Ping Road, Causeway Bay, Hong Kong.

(4) The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.

(5) Includes 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share. The address of such beneficial owner is One Park Ten Place, Suite 340, Houston, Texas 77084.

(6) Includes 160,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 3,763 shares held in street name and 770 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 9,254 shares purchased through the Company's 401(k) plan.

(7) Includes 160,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 6,800 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.

(8) Includes 70,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 21,900 shares held of record by the Michael
         A. Zahorik Individual Retirement Account, a self-directed IRA and 7,315 shares purchased through the Company's 401(k) plan.

(9) Includes 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share. Owned jointly with Stella J. Lillicrop. The address of such beneficial owners is 1220 Skyland Drive, Lake Oswego, Oregon 97034.

(10) Includes 20,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share. The address of such beneficial owner is 5599 San Felipe, Suite 301, Houston, Texas 77056.

(11) Includes 5,000 shares held of record by the David M. Sallean Individual Retirement Account, a self-directed IRA.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EDWARD L DANIEL AND AFFILIATES

         From time to time, the Company has been a party to various transactions with Edward L. Daniel ("Edward Daniel"), Joan J. Daniel ("Joan Daniel") and certain affiliates ("Affiliates")(collectively, Edward Daniel, Joan Daniel and Affiliates will be referred to as "Daniel"). The Company and Daniel had a series of disputes regarding the validity of certain agreements between the parties. As a result of such disputes, the Company and Daniel have entered into a Mutual Release and Settlement Agreement, effective June 30, 1997 (the "Agreement") which supersedes and replaces all prior negotiations, statements and agreements of the parties.

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

         Upon execution of the Agreement, the Company (a) paid Edward Daniel and Joan Daniel $35,000; (b) released a note receivable from an affiliate of Edward Daniel, Daniel Development Corporation (the "DDC Receivable") in the principle amount of $853,397, together with accrued interest thereon in the amount of $208,310; (c) cancelled an account receivable in the amount of $63,199 from LaPlante Compressor Company ("LaPlante"), an affiliate of Edward Daniel; and
(d) issued Edward Daniel and Joan Daniel 750,000 shares of Common Stock, which shares could not be voted by Daniel until August 1999. The Company granted Edward Daniel and Joan Daniel demand registration and piggyback rights through 2001 subject to certain conditions and limitations set forth in the Registration Rights Agreement executed in connection with the Agreement. Under the Agreement, the Company paid Daniel $20,000 per month for twelve months through July 1998.

         As a result of the Agreement, Edward Daniel and Joan Daniel own 1,054,136 shares of Company Common Stock (including 750,000 shares of Common Stock delivered under the Agreement).

          LEASE OF REAL PROPERTY. The Company leased its Houston facility from Daniel Development Corporation ("DDC"), a Washington partnership controlled by Edward L. Daniel and Joan J. Daniel at $8,000 per month through March 1998. The Company made aggregate lease payments to DDC of $72,000 in 1998. On March 6, 1998, effective April 1, 1998, the building was sold to Phenix Investment Company, a real estate investment company located in Houston Texas. Phenix Investment Company is not affiliated with Daniel Development Corporation, Edward
L. Daniel or Joan J. Daniel. The terms of the lease were not changed as a result of the sale.

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


                                          OMNI U.S.A., INC.





                                          BY:   /s/ Jeffrey K. Daniel
                                                --------------------------------
                                                JEFFREY K. DANIEL
                                                CHIEF EXECUTIVE OFFICER
                                                AND PRESIDENT


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.


         SIGNATURE                          TITLE                   DATE



/s/ Jeffrey K. Daniel              CHIEF EXECUTIVE OFFICER    SEPTEMBER 27, 1999
- ------------------------------     & PRESIDENT
JEFFREY K. DANIEL


/s/ David M. Sallean               CHIEF FINANCIAL OFFICER    SEPTEMBER 27, 1999
- ------------------------------
DAVID M. SALLEAN

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