Form 10QSB
period 1999-09-30
OMNI USA INC
filed 1999-11-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

At November 14, 1999, there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
         September 30,1999 and June 30, 1999

Consolidated Statements of Operations
         Three Months Ended September 30, 1999 and September 30, 1998

Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1999 and September 30, 1998

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                     ASSETS
                                                                  September 30, 1999              June 30, 1999
                                                               -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                                   $   1,069,365                  $   292,903
   Accounts receivable, trade, net                                            2,314,972                    2,920,896
   Accounts receivable, related parties                                          21,213                       12,069
   Inventories                                                                3,810,152                    3,207,542
   Prepaid expenses                                                             117,857                       69,693
                                                               -------------------------     ------------------------
               TOTAL CURRENT ASSETS                                           7,333,559                    6,503,103
                                                               -------------------------     ------------------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  2,308,083                    2,158,715
                                                               -------------------------     ------------------------
OTHER ASSETS
   Primarily intangible assets, net                                             218,769                      265,103
                                                               -------------------------     ------------------------
TOTAL ASSETS                                                               $  9,860,411                 $  8,926,921
                                                               =========================     ========================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $  2,664,459                 $  2,672,455
   Line of credit                                                             2,306,898                    2,088,917
   Accrued expenses                                                             333,296                      486,205
   Current portion of long-term debt                                            245,818                      230,502
                                                               -------------------------     ------------------------
               TOTAL CURRENT LIABILITIES                                      5,550,471                    5,478,079
                                                               -------------------------     ------------------------
LONG-TERM DEBT                                                                1,782,276                      646,776
                                                               -------------------------     ------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                                  22,880                       17,885
   Additional paid-in capital                                                 5,356,065                    5,248,560
   Treasury Stock                                                              (57,141)                     (57,141)
   Retained earnings (deficit)                                              (2,892,171)                  (2,505,269)
   Foreign currency translation adjustment                                       98,031                       98,031
                                                               -------------------------     ------------------------
               TOTAL STOCKHOLDERS' EQUITY                                     2,527,664                    2,802,066
                                                               -------------------------     ------------------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  9,860,411                 $  8,926,921
                                                               =========================     ========================

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                 For the three months         For the three months
                                                                        ended                         ended
                                                                  September 30, 1999           September 30, 1998
                                                               -------------------------     ------------------------
    NET SALES                                                                $3,840,448                   $3,805,990
                                                               -------------------------     ------------------------

    COST OF SALES                                                             2,988,712                    2,791,275
                                                               -------------------------     ------------------------

          Gross Profit                                                          851,736                    1,014,715
                                                               -------------------------     ------------------------

    OPERATING EXPENSES
       Selling, general and administrative                                    1,105,141                      964,248
                                                               -------------------------     ------------------------

          Operating income (loss)                                             (253,405)                       50,467
                                                               -------------------------     ------------------------

    OTHER INCOME (EXPENSE)
        Interest expense                                                       (74,866)                     (82,957)
          Other, net                                                           (58,631)                       26,261
                                                               -------------------------     ------------------------

    OTHER INCOME (EXPENSE)                                                    (133,497)                     (56,696)
                                                               -------------------------     ------------------------

    NET AND COMPREHENSIVE (LOSS)                                             $(386,902)                    $ (6,229)
                                                               =========================     ========================

    BASIC AND COMPREHENSIVE LOSS PER SHARE                                      $(0.11)                      $(0.00)
                                                               =========================     ========================

    DILUTED LOSS PER SHARE                                                      $(0.09)                      $(0.00)
                                                               =========================     ========================

    The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                 For the three months         For the three months
                                                                        ended                         ended
                                                                  September 30, 1999           September 30, 1998
                                                               -------------------------     ------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $    (386,902)                  $   (6,229)
                                                               -------------------------     ------------------------
      Adjustments to reconcile net income (loss) to net cash
         (used) provided by operating activities:
            Depreciation and amortization                                       100,042                       55,194
            Changes in operating assets and liabilities:
               Accounts receivable                                              596,780                      482,293
               Inventories                                                     (351,620)                    (264,292)
               Prepaid expenses                                                 (48,164)                         762
               Intangible Assets                                                 38,502                            -
               Accounts payable and accrued expenses                           (160,905)                     (56,521)
                                                               -------------------------     ------------------------
                  Total adjustments                                             174,635                      217,436
                                                               -------------------------     ------------------------
                  Net cash (used) provided by operating
                     Activities                                                (212,267)                     211,207
                                                               -------------------------     ------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of Piecemaker, Inc.                                        (350,990)
        Capital Expenditures                                                    (29,078)                           -
                                                               -------------------------     ------------------------
                 Net cash used by investing activities                         (380,068)                           -
                                                               -------------------------     ------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of PACCAR, Inc. loan                                           1,000,000
      Proceeds of Piecemaker financing loan                                     200,000
      Net Borrowings/(Payments) on line of credit                               217,981                     (320,448)
      Net Borrowings/(Payments) on long-term debt                               (49,184)                     (16,593)
                                                               -------------------------     ------------------------
         Net cash provided/(used) by financing activities                     1,368,797                     (337,046)
                                                               -------------------------     ------------------------
   NET INCREASE(DECREASE) IN CASH                                               776,462                     (125,839)

   CASH AT BEGINNING OF PERIOD                                                  292,903                      278,297
                                                               -------------------------     ------------------------
   CASH AT END OF PERIOD                                                  $   1,069,365                   $  152,458
                                                               =========================     ========================

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 1999, and the results of their operations and cash flows for the three month periods ended September 30,1999, and September 30, 1998, have been included.

2. During the fiscal quarter ended September 30, 1999, the Company acquired $212,000 of fixed assets and $250,000 of inventory from Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, livestock and utility trailer component parts, in exchange for 100,000 shares of Omni USA, Inc. common stock and $350,990 in cash.

3. During the fiscal quarter ended September 30, 1999, the Company entered into a loan agreement with PACCAR Inc. of $1,000,000 in support of Shanghai Omni Gear's manufacturing of planetary geardrives under the distribution agreement with PACCAR Inc., dated September 9, 1999. The note term is 5 years with quarterly payments of principle plus accrued interest of 8% commencing December 2000. Under the terms of the loan, PACCAR, Inc. will be issued between 350,000 and 500,000 warrants to purchase common stock. The warrants may be exercised through September 2009, at $2.00 per share.

4. Basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 1999 and September 30, 1998, the Company's weighted average shares are calculated as follows:

                                                             September 30, 1999           September 30, 1998
                                                            ---------------------        ---------------------
   Weighted average common shares outstanding                          3,606,425                    3,523,903

   Conversion of dilutive stock options                                  530,848                      367,258
                                                            ---------------------        ---------------------
   Dilutive weighted average common shares outstanding                 4,137,273                    3,891,161
                                                            =====================        =====================

5. Interest paid on debt for the three months ended September 30, 1999 and 1998, was $74,866 and $82,957 respectively. No income taxes were paid during the three months ended September 30, 1999 and 1998, respectively.

6. During the fiscal quarter ended September 30, 1999, the Company expensed $38,502 of unamortized organizational cost relating to the implementation of Financial Accounting Standards Board SOP 98-5, "Reporting on the Costs of Start-Up Activities."

7. MAJOR CUSTOMERS AND VENDORS: During the fiscal quarter ended September 30, 1999, the Company and its subsidiaries had consolidated sales of $389,088 and to a domestic customer for a total of 10% of consolidated sales. During the three months ended September 30, 1999, the Company and its subsidiaries had consolidated purchases of $2,069,888 to two vendors for a total of 54% of consolidated sales.

8. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
SEPTEMBER 30, 1999                         OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $2,848,437    $(158,351)   $ 64,266   $6,898,042     $  16,477      $  89,902
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             991,318       24,582      10,640    2,962,369        12,601         10,140
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (120,287)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $3,839,755    $(254,056)   $ 74,866   $9,860,411     $  29,078      $ 100,042
==============================================================================================================
--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL    DEPRECIATION/
SEPTEMBER 30, 1998                         OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $2,766,905     $ 35,251    $57,074   $5,718,721      $       -      $  40,431
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,039,085       90,216     25,883    2,206,460              -         14,763
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                     (75,000)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $3,805,990     $ 50,467    $82,957   $7,925,181      $       -      $  55,194
--------------------------------------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio was 1.3 as of September 30, 1999, compared with a current ratio of 1.2 as of June 30, 1999. The Company had working capital of $1,782,438 as of September 30, 1999 and working capital of $1,025,024 as of June 30, 1999. This represents an increase of $757,414 from June 30, 1999. The change in working capital from June 30, 1999 was due primarily to the funding of the PACCAR, Inc. loan (see Note 3) and increase in inventory, partly due to the acquisition of Piecemaker, Inc. inventory (see Note 2), in addition to an increase in accounts receivable, the line of credit and prepaid expenses, together with a decrease in accounts payable and accrued expenses.

         The cash balance was $1,069,365 as of September 30, 1999; an increase of $776,462 compared to the June 30, 1999 cash balance of $292,903. Accounts receivable balance of $2,314,972 as of September 30, 1999 decreased $605,924 compared to June 30, 1998 accounts receivable balance of $2,920,896. The receivable collection period decreased from 59 days to 55 days from June 30, 1999 to September 30, 1999, respectively.

         Inventory balance as of September 30, 1999 was $3,810,152; an increase of $602,610 compared to June 30, 1999. At September 30, 1999, inventory turnover was 115 days compared to 89 days at June 30, 1999.

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

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1998

         The Company had a net loss of $387,553 ($0.11 per share) for the quarter ended September 30, 1999, compared with a net loss of $6,229 ($0.00 per share) for the quarter ended September 30, 1998. The Company had an operating loss of $254,056 for the quarter ended September 30, 1999 compared to operating income of $50,467 for the quarter ended September 30, 1998.

------------------------------------------------------------------------------------------------------------
                                        QUARTER ENDED     %     QUARTER ENDED    %       DOLLAR       %
NET SALES                                  9/30/99     OF TOTAL    9/30/98    OF TOTAL   CHANGE    CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components           $ 2,848,437       74%    $2,766,905      73%    $81,532      2.9%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components            991,318       26%     1,039,085      27%    (47,767)    (4.6)%
------------------------------------------------------------------------------------------------------------
Consolidated                            $ 3,839,755      100%    $3,805,990     100%    $33,765      0.9%
------------------------------------------------------------------------------------------------------------

         Selling, general and administrative expenses were $1,044,396 for the quarter ended September 30, 1999, an increase of $80,148 or approximately 8.3% over the quarter ended September 30, 1998 expenses of $964,248. These expenses were approximately 27% of net sales compared to 25% for the quarter ended September 30, 1998.

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

         The Company has tested and has requested, and in some instances, received written assurances from its software and hardware vendors and key suppliers in its efforts to achieve Year 2000 compliance. Where such vendors or key suppliers are unable to verify their readiness to the Company's satisfaction, the Company will consider alternative or contingent vendors or suppliers.

         The Company has spent approximately $25,000 to date to assure Year 2000 compliance and expects to spend approximately $5,000 in upgrades over the remainder of the calendar year.

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

Date:  November 5, 1999        OMNI U.S.A., INC.


                                     By:   /s/  Jeffrey K. Daniel
                                          --------------------------------------
                                          Jeffrey K. Daniel
                                          President and Chief Executive Officer


                                     By:   /s/  David M. Sallean
                                           -------------------------------------
                                           David M. Sallean
                                           Chief Financial Officer