Form 10QSB
period 1999-12-31
OMNI USA INC
filed 2000-02-11
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____



At February 11, 2000 there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
        December 31, 1999 and June 30, 1999

Condensed Consolidated Statements of Operations
        Three Months and Six Months Ended December 31, 1999 and
        December 31, 1998

Condensed Consolidated Statements of Cash Flows
        Three Months and Six Months Ended December 31, 1999 and
        December 31, 1998

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999

                                     ASSETS
                                                      December 31, 1999         June 30, 1999
                                                     -------------------       ---------------
CURRENT ASSETS
   Cash                                                     $    359,678           $   292,903
   Accounts receivable, trade, net                             2,996,614             2,920,896
   Accounts receivable, related parties                           15,720                12,069
   Inventories                                                 4,126,099             3,207,542
   Prepaid expenses                                               72,746                69,693
                                                     -------------------       ---------------

               TOTAL CURRENT ASSETS                            7,570,857             6,503,103
                                                     -------------------       ---------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                   2,235,276             2,158,715
                                                     -------------------       ---------------
OTHER ASSETS
   Primarily intangible assets, net                              216,993               265,103
                                                     -------------------       ---------------

TOTAL ASSETS                                                $ 10,023,126           $ 8,926,921
                                                     ===================       ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                         $ 2,763,801            $ 2,672,455
   Line of credit                                             2,271,301              2,088,917
   Accrued expenses                                             429,469                486,205
   Current portion of long-term debt                            245,818                230,502
                                                     -------------------       ---------------

               TOTAL CURRENT LIABILITIES                      5,710,389              5,478,079
                                                     -------------------       ---------------

LONG-TERM DEBT                                                1,722,858                646,776
                                                     -------------------       ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                  22,880                 17,885
   Additional paid-in capital                                 5,356,065              5,248,560
   Treasury Stock                                               (57,141)               (57,141)
   Retained earnings (deficit)                               (2,829,956)            (2,505,269)
   Foreign currency translation adjustment                       98,031                 98,031
                                                     -------------------       ---------------

               TOTAL STOCKHOLDERS' EQUITY                     2,589,879              2,802,066
                                                     -------------------       ---------------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $10,023,126            $ 8,926,921
                                                     ===================       ===============

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    For the Three Months and the Six Months Ended December 31, 1999 and 1998

                                               THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                  ENDED           ENDED           ENDED          ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                   1999           1998            1999           1998
                                              --------------- --------------  -------------- --------------

NET SALES                                         $5,053,520     $3,409,658      $8,893,968     $7,215,648

COST OF SALES                                      3,719,782      2,504,551       6,708,494      5,295,826
                                              --------------- --------------  -------------- --------------
GROSS PROFIT                                       1,333,738        905,107       2,185,474      1,919,822

OPERATING EXPENSES
     Selling, general and administrative           1,178,072      1,084,609       2,283,213      2,048,857
                                              --------------- --------------  -------------- --------------
OPERATING INCOME (LOSS)                              155,666       (179,502)        (97,739)      (129,035)

OTHER INCOME (EXPENSE)
     Interest expense                                (87,966)       (91,169)       (162,832)      (174,126)
     Other,net                                        (5,485)        13,822         (64,116)        40,083
                                              --------------- --------------  -------------- --------------
TOTAL OTHER INCOME (EXPENSE)                         (93,451)       (77,347)       (226,948)      (134,043)
                                              --------------- --------------  -------------- --------------

NET AND COMPREHENSIVE INCOME (LOSS)               $   62,215     $ (256,849)     $ (324,687)    $ (263,078)
                                              ===============  =============  ==============  =============

BASIC AND COMPREHENSIVE  EARNINGS (LOSS)
PER SHARE                                         $     0.02     $    (0.07)     $    (0.09)    $    (0.07)
                                              ===============  =============  ==============  =============

DILUTED EARNINGS (LOSS) PER SHARE                 $     0.02     $    (0.06)     $    (0.08)    $    (0.07)
                                              ===============  =============  ==============  =============

  The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                 THREE MONTHS    THREE MONTHS      SIX MONTHS     SIX MONTHS
                                                    ENDED           ENDED            ENDED          ENDED
                                                 DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                                    1999            1998             1999           1998
                                                --------------  --------------   -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   62,215       $(256,849)       $(324,687)     $(263,078)
  Adjustments to reconcile net income (loss)
   to net cash (used) provided by operating
   activities:
      Depreciation and amortization                     82,669         142,279          182,711        197,473
      Changes in operating assets and
       liabilities:
         Accounts receivable                          (676,149)        419,771          (79,369)       902,064
         Inventories                                  (316,937)       (179,559)        (668,557)      (443,851)
         Prepaid expenses                               45,111         (44,726)           (3053)       (43,964)
         Intangible assets                                                               38,502
         Accounts payable and accrued
          expenses                                     195,515         298,819           34,610        242,293
                                                 -------------   -------------    -------------  -------------

          Total adjustments                           (669,791)        636,584         (495,156)       854,015
                                                 -------------   -------------    -------------  -------------

          Net cash (used) provided by
           operating activities                       (607,576)        379,735         (819,843)       590,937
                                                 -------------   -------------    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Piecemaker, Inc.                                                      (350,990)
  Capital expenditures                                  (7,096)        (40,559)         (36,174)       (40,559)
                                                 -------------   -------------    -------------  -------------

          Net cash used by investing
           activities                                   (7,096)        (40,559)        (387,164)       (40,559)
                                                 -------------   -------------    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds of borrowing on long-term debt                                             1,000,000
  Proceeds of Piecemaker acquisition financing                                          200,000
  Net borrowings/(payments) on line of credit          (35,597)       (286,902)         192,384       (607,350)
  Net borrowings/(payments) on long-term debt          (59,418)        (39,796)        (108,602)       (56,389)
                                                 -------------   -------------    -------------  -------------

          Net cash (used) provided by
           financing activities                        (95,015)       (326,698)       1,273,782       (663,739)
                                                 -------------   -------------    -------------  -------------

NET INCREASE (DECREASE) IN CASH                       (709,687)         12,478           66,775       (113,361)

CASH AT BEGINNING OF PERIOD                          1,069,365         152,458          292,903        278,297
                                                 -------------   -------------    -------------  -------------

CASH AT END OF PERIOD                               $  359,678       $ 164,936         $359,678      $ 164,936
                                                 =============   =============    =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 1999, and the results of their operations and cash flows for the six month and three month periods ended December 31, 1999, and December 31, 1998, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. During the first fiscal quarter ended September 30, 1999, the Company acquired $212,000 of fixed assets and $250,000 of inventory from Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, livestock and utility trailer component parts, in exchange for 100,000 shares of Omni USA, Inc. common stock and $350,990 in cash.

3. During the first fiscal quarter ended September 30, 1999, the Company entered into a loan agreement with PACCAR Inc. in the amount of $1,000,000. Loan proceeds are to be used to support Shanghai Omni Gear's manufacturing of planetary geardrives which will be sold by PACCAR Inc. under the distribution agreement with them, dated September 9, 1999. The note term is 5 years with quarterly payments of principle plus accrued interest of 8% commencing December 2000. Under the terms of the loan, PACCAR, Inc. will be issued between 350,000 and 500,000 warrants to purchase common stock. The warrants may be exercised through September 2009, at $2.00 per share.

4. Basic, comprehensive and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 1999, and December 31, 1998, the Company's weighted average shares outstanding are calculated as follows:


                                          Quarter     Quarter     Six Months   Six Months
                                           Ended       Ended        Ended        Ended
                                       December 31, December 31, December 31, December 31,
                                           1999        1998         1999         1998
                                       ------------ ------------ ------------ ------------

    Weighted average common shares        3,623,092    3,523,092    3,623,092    3,523,092

    Conversion of dilutive stock
    options                                  30,778      473,517      401,042      482,705
                                       ------------ ------------ ------------ ------------

    Dilutive weighted average
    common shares                         3,653,870    3,996,609    4,024,134    4,005,797
                                       ============ ============ ============ ============

5. Interest paid on debt for the three months ended December 31, 1999 and 1998, was $87,966 and $91,169 respectively. Interest paid on debt for the six months ended December 31, 1999 and December 31, 1998 was $162,832 and $174,126, respectively. No income taxes were paid during the three months or six months ended December 31, 1999 and 1998, respectively.

6. During the first fiscal quarter ended September 30, 1999, the Company expensed $38,502 of unamortized organizational cost relating to the implementation of Financial Accounting Standards Board SOP 98-5, "Reporting on the Costs of Start-Up Activities."

7. MAJOR CUSTOMERS AND VENDORS: During the six months ended December 31, 1999, the Company and its subsidiaries had consolidated sales of $1,862,203 to a domestic customer for a total of 21% of consolidated sales. During the six months ended December 31, 1999, the Company and its subsidiaries had consolidated purchases of $4,906,963 from two vendors for a total of 55% of consolidated sales.

8. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION
                       FOR OMNI USA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED       NET SALES  INCOME FROM  INTEREST   IDENTIFIABLE    CAPITAL       DEPRECIATION/
DECEMBER 31, 1999                    OPERATIONS   EXPENSE      ASSETS     EXPENDITURES    AMORTIZATION
-------------------------------------------------------------------------------------------------------
Power Transmission
Components              $4,060,481    $ 283,036   $71,103    $ 7,164,718       $16,477         $70,009
-------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                 993,039        5,730    17,323      2,858,408        12,601          12,690
-------------------------------------------------------------------------------------------------------
Corporate and
Eliminations                           (133,100)
-------------------------------------------------------------------------------------------------------
Total                   $5,053,520    $ 155,666   $87,966    $10,023,126       $29,078         $82,669
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED       NET SALES  INCOME FROM  INTEREST   IDENTIFIABLE    CAPITAL       DEPRECIATION/
DECEMBER 31, 1998                    OPERATIONS   EXPENSE      ASSETS     EXPENDITURES    AMORTIZATION
-------------------------------------------------------------------------------------------------------
Power Transmission
Components              $2,605,204    $(110,130)  $70,848     $5,571,432       $40,559        $ 125,208
-------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                 804,454        5,628    20,321      2,069,021                         17,071
-------------------------------------------------------------------------------------------------------
Corporate and
Eliminations*                           (75,000)
-------------------------------------------------------------------------------------------------------
Total                   $3,409,658    $(179,502)  $91,169     $7,640,453       $40,559        $ 142,279
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED         NET SALES  INCOME FROM  INTEREST   IDENTIFIABLE    CAPITAL       DEPRECIATION/
DECEMBER 31, 1999                    OPERATIONS   EXPENSE      ASSETS     EXPENDITURES    AMORTIZATION
-------------------------------------------------------------------------------------------------------
Power Transmission
Components              $6,909,301    $ 131,658  $135,139    $ 7,164,718       $23,573        $159,881
-------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                1,984,357      30,312    27,693      2,858,408        12,601          22,830
-------------------------------------------------------------------------------------------------------
Corporate and
Eliminations                           (259,709)
-------------------------------------------------------------------------------------------------------
Total                   $8,893,658    $ (97,739) $162,832    $10,023,126       $36,174        $182,711
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED         NET SALES  INCOME FROM  INTEREST   IDENTIFIABLE    CAPITAL       DEPRECIATION/
DECEMBER 31, 1998                    OPERATIONS   EXPENSE      ASSETS     EXPENDITURES    AMORTIZATION
-------------------------------------------------------------------------------------------------------
Power Transmission
Components              $5,372,109    $ (74,879) $127,922     $5,571,432       $40,559        $165,639
-------------------------------------------------------------------------------------------------------
Trailer and Implement
Components               1,843,539       95,844    46,204      2,069,021                        31,834
-------------------------------------------------------------------------------------------------------
Corporate and
Eliminations*                          (150,000)
-------------------------------------------------------------------------------------------------------
Total                   $7,215,648    $(129,035) $174,126     $7,640,453       $40,559        $197,473
-------------------------------------------------------------------------------------------------------

* - Amounts estimated for prior years

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current ratio was 1.3 as of December 31, 1999, compared with a current ratio of 1.2 as of June 30, 1999. The Company had working capital of $1,860,468 as of December 31, 1999 and working capital of $1,025,024 as of June 30, 1999. This represents an increase of $835,444 from June 30, 1999. The change in working capital from June 30, 1999 was due primarily to the funding of the PACCAR, Inc. loan (see Note 3) and increase in inventory, partly due to the acquisition of Piecemaker, Inc. inventory (see Note 2), in addition to other changes in working capital.

        The cash balance was $359,678 as of December 31, 1999; an increase of $66,775 compared to the June 30, 1999 cash balance of $292,903. Accounts receivable balance of $2,996,614 as of December 31, 1999 increased $75,718 compared to June 30, 1999 accounts receivable balance of $2,920,896. The receivable collection period increased from 59 days to 61 days from June 30, 1999 to December 31, 1999, respectively.

        Inventory balance as of December 31, 1999 was $4,126,099; an increase of $918,557 compared to June 30, 1999. At December 31, 1999, inventory turnover was 100 days compared to 89 days at June 30, 1999.

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

RESULTS FOR THE QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1998

        The Company had an operating income of $155,666 for the quarter ended December 31, 1999 compared to operating loss of $179,502 for the quarter ended December 31, 1998. The Company had a net income of $62,215 ($0.02 per share) for the quarter ended December 31, 1999, compared with a net loss of $256,849 ($0.06 per share) for the quarter ended December 31, 1998.

-----------------------------------------------------------------------------------------
                                 QUARTER     %       QUARTER      %       DOLLAR     %
                                  ENDED               ENDED
NET SALES                       12/31/99  OF TOTAL   12/31/98  OF TOTAL   CHANGE  CHANGE
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Power Transmission Components  $4,060,481     80%   $2,605,204     76%  $1,455,277    56%
-----------------------------------------------------------------------------------------
Trailer and Implement
Components                        993,039     20%      804,454     24%     188,585    23%
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Consolidated                   $5,053,520    100%   $3,409,658    100%  $1,643,862    48%
-----------------------------------------------------------------------------------------

        Selling, general and administrative expenses were $1,178,072 for the quarter ended December 31, 1999, an increase of $93,463 or approximately 8.6% over the quarter ended December 31, 1998 expenses of $1,084,609. These expenses were approximately 23% of net sales compared to 32% for the quarter ended December 31, 1998.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998

        The Company had an operating loss of $97,739 for the six months ended December 31, 1999 compared to operating loss of $129,035 for the six months ended December 31, 1998. The Company had a net loss of $324,687 ($0.08 per share) for the six months ended December 31, 1999, compared with a net loss of $263,078 ($0.07 per share) for the six months ended December 31, 1998.

-----------------------------------------------------------------------------------------
                               SIX MONTHS     %      SIX MONTHS     %      DOLLAR     %
                                  ENDED                ENDED
NET SALES                       12/31/99   OF TOTAL  12/31/98   OF TOTAL   CHANGE  CHANGE
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Power Transmission Components  $6,909,301     78%   $5,372,109     75%  $1,537,192    29%
-----------------------------------------------------------------------------------------
Trailer and Implement
Components                      1,984,357     22%    1,843,539     25%     140,818     8%
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Consolidated                   $8,893,658    100%   $7,215,648    100%  $1,678,010    23%
-----------------------------------------------------------------------------------------

        Selling, general and administrative expenses were $2,283,213 for the six months ended December 31, 1999, an increase of $234,356 or approximately 11% over the six months ended December 31, 1998 expenses of $2,048,857. These expenses were approximately 26% of net sales compared to 28% for the six months ended December 31, 1998.

        Although the Company has been increasing its first and second quarter sales, the Company historically has experienced its lowest sales in the first and second quarters, with a significant portion of its sales in the third and fourth quarters. Management believes that fiscal year 2000 will continue in that sales pattern.

YEAR 2000

        The Company has identified the internal software and imbedded technology Year 2000 risks. The Company has performed internal test operations using dates subsequent to Year 2000 (specifically, the Company's financial and inventory systems) and has tested and evaluated its computer operated machinery and facilities equipment.

        The Company has tested and has requested, and in some instances, received written assurances from its software and hardware vendors and key suppliers in its efforts to achieve Year 2000 compliance. Where such vendors or key suppliers are unable to verify their readiness to the Company's satisfaction, the Company will consider alternative or contingent vendors or suppliers.

        The Company completed its Year 2000 assessment and remediation by December 31, and has spent approximately $30,000 to date to assure Year 2000 compliance.

        As a result of the Company's year 2000 assessment and remediation, the Company has not experienced any materially adverse effects on its operations as a result of the Year 2000 issue. Nevertheless, there is no assurance that the systems of other companies that interact with the Company are sufficiently Year 2000 compliant so as to avoid any future adverse impact on the Company's operations, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

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


        Date:  February 10, 2000      OMNI U.S.A., INC.


                                     By:  /s/  Jeffrey K. Daniel
                                        ----------------------------
                                        Jeffrey K. Daniel
                                        President and Chief Executive Officer


                                     By:  /s/  David M. Sallean
                                        ----------------------------
                                        David M. Sallean
                                        Chief Financial Officer