Form 10QSB
period 2000-03-31
OMNI USA INC
filed 2000-05-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission File Number: 0-17493

                                OMNI U.S.A., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                          88-0237223
-----------------------                      ---------------------------------
State of Incorporation)                      (IRS Employer Identification No.)

                      7502 MESA ROAD, HOUSTON, TEXAS 77028
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (713) 635-6331
                           ---------------------------
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----     -----


At May 12, 2000 there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Independent Accountant's Report

Condensed Consolidated Balance Sheets
         March 31, 2000 and June 30, 1999

Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 2000 and March 31, 1999

Condensed Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended March 31, 2000 and March 31, 1999

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet as of March 31, 2000 of Omni U.S.A., Inc. and Subsidiaries and the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three month and nine month periods ended March 31, 2000 of Omni U.S.A., Inc. and Subsidiaries, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Omni U.S.A., Inc. and Subsidiaries.

A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Omni U.S.A., Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated September 16, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

We have not audited or reviewed the related condensed consolidated statements of operations nor the related condensed consolidated statements of cash flows for the three month and nine month periods ended March 31, 1999 of Omni U.S.A., Inc. and Subsidiaries and, accordingly, we do not express an opinion or any other form of assurance on them.


Harper & Pearson Company
May 4, 2000

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999


                                                   ASSETS
                                                                    March 31, 2000                June 30, 1999
                                                               -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                                     $   444,220                  $   292,903
   Accounts receivable, trade, net                                            2,457,087                    2,920,896
   Accounts receivable, related parties                                          29,340                       12,069
   Inventories                                                                4,517,791                    3,207,542
   Prepaid expenses                                                              72,616                       69,693
                                                               -------------------------     ------------------------

               TOTAL CURRENT ASSETS                                           7,521,054                    6,503,103
                                                               -------------------------     ------------------------

PROPERTY AND EQUIPMENT, NET                                                   2,215,213                    2,158,715
                                                               -------------------------     ------------------------

OTHER ASSETS, NET                                                               212,029                      265,103
                                                               -------------------------     ------------------------

TOTAL ASSETS                                                               $  9,948,296                 $  8,926,921
                                                               =========================     ========================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $  2,171,611                 $  2,672,455
   Line of credit                                                             2,578,977                    2,088,917
   Accrued expenses                                                             441,608                      486,205
   Current portion of long-term debt                                            363,125                      230,502
                                                               -------------------------     ------------------------

               TOTAL CURRENT LIABILITIES                                      5,555,321                    5,478,079
                                                               -------------------------     ------------------------

LONG-TERM DEBT                                                                1,575,175                      646,776
                                                               -------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                                  18,384                       17,885
   Additional paid-in capital                                                 5,360,457                    5,248,560
   Treasury Stock                                                              (57,141)                     (57,141)
   Retained earnings (deficit)                                              (2,601,931)                  (2,505,269)
   Foreign currency translation adjustment                                       98,031                       98,031
                                                               -------------------------     ------------------------

               TOTAL STOCKHOLDERS' EQUITY                                     2,817,800                    2,802,066
                                                               -------------------------     ------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  9,948,296                 $  8,926,921
                                                               =========================     ========================

The accompanying notes are an integral part of the condensed consolidated financial statements.
See accompanying independent accountant's report.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                          THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                                ENDED              ENDED              ENDED              ENDED
                                                              MARCH 31,           MARCH 31,          MARCH 31,         MARCH 31,
                                                                2000                1999               2000              1999
                                                        ------------------  -----------------  -----------------  ----------------

NET SALES                                                    $  5,489,702       $  4,794,259      $  14,383,670      $ 12,009,907

COST OF SALES                                                   4,193,852          3,705,364         10,902,346         9,001,190
                                                        ------------------  -----------------  -----------------  ----------------
GROSS PROFIT                                                                                                            3,008,717
                                                                1,295,850          1,088,895          3,481,324

OPERATING EXPENSES
            Selling, general and administrative                   961,547          1,026,050          3,244,760         3,074,907
                                                        ------------------  -----------------  -----------------  ----------------
OPERATING INCOME (LOSS)                                           334,303             62,845            236,564          (66,190)

OTHER INCOME (EXPENSE)
            Interest expense                                     (109,277)           (68,245)          (272,109)         (242,371)
            Other, net                                              2,999             21,446            (61,117)           61,529
                                                        ------------------  -----------------  -----------------  ----------------
TOTAL OTHER EXPENSE                                              (106,278)           (46,799)          (333,226)         (180,842)
                                                        ------------------  -----------------  -----------------  ----------------

NET AND COMPREHENSIVE INCOME (LOSS)                           $   228,025        $    16,046       $   (96,662)      $  (247,032)
                                                        ==================  =================  =================  ================

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE              $     0.06         $     0.00        $    (0.03)       $    (0.07)
                                                        ==================  =================  =================  ================

DILUTED EARNINGS (LOSS) PER SHARE                              $     0.06         $     0.00        $    (0.03)       $    (0.07)
                                                        ==================  =================  =================  ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

See accompanying independent accountant's report.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                           THREE MONTHS       THREE MONTHS          NINE MONTHS       NINE MONTHS
                                                                ENDED              ENDED              ENDED              ENDED
                                                              MARCH 31,           MARCH 31,          MARCH 31,         MARCH 31,
                                                                2000               1999               2000               1999
                                                         -----------------  -----------------  -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                          $    228,025        $    16,046       $   (96,662)       $  (247,032)
  Adjustments to reconcile net income (loss) to net
cash (used) provided by operating activities:
      Depreciation and amortization                                93,623             92,073            276,334            289,546
      Changes in operating assets and liabilities:
        Accounts receivable                                       525,907          (726,244)            446,538
                                                                                                                           175,820
        Inventories                                             (390,702)            223,541        (1,059,259)          (220,310)
        Prepaid expenses                                              130             29,049            (2,923)           (14,915)
        Other assets                                                                   8,064             38,502              8,064
        Accounts payable and accrued expenses                   (580,061)            296,784           (545,442)           539,077
                                                         -----------------  -----------------  -----------------  ----------------

          Total adjustments                                     (351,103)           (76,733)          (846,250)            777,282
                                                         -----------------  -----------------  -----------------  ----------------

          Net cash (used) provided by operating                 (123,078)           (60,687)          (942,912)            530,250
activities                                              -----------------  -----------------  -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Piecemaker, Inc.                                                                     (350,990)
  Capital expenditures                                           (69,689)           (39,615)          (105,863)           (80,174)
                                                         -----------------  -----------------  -----------------  ----------------

          Net cash used by investing activities                  (69,689)           (39,615)          (456,853)           (80,174)
                                                         -----------------  -----------------  -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of borrowing on long-term debt                                                             1,000,000
  Proceeds of Piecemaker acquisition financing                                                          200,000
  Net borrowings/(payments) on line of credit                     307,676            483,470            490,060          (123,880)
  Repayments of long-term debt                                   (30,376)           (44,619)          (138,978)          (101,008)
                                                         -----------------  -----------------  -----------------  ----------------

          Net cash provided (used) by financing                   277,300            438,851          1,551,082          (224,888)
activities                                              -----------------  -----------------  -----------------  ----------------

NET INCREASE IN CASH                                               84,533            338,549            151,317            225,188

CASH AT BEGINNING OF PERIOD                                       359,687            164,936            292,903            278,297
                                                         -----------------  -----------------  -----------------  ----------------

CASH AT END OF PERIOD                                         $   444,220        $   503,485        $   444,220        $   503,485
                                                         =================  =================  =================  ================

Supplemental disclosure of non-cash investing activities
  Common stock issued for purchase of inventory and
  assets                                                      $                  $                  $   112,396        $
                                                          =================  =================  =================  ===============


The accompanying notes are an integral part of the condensed consolidated financial statements. See accompanying independent accountant's report.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 2000, and the results of their operations and cash flows for the three month and nine month periods ended March 31, 2000, and March 31, 1999, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. During the fiscal quarter ended September 30, 1999, the Company acquired $212,000 of machinery and equipment and $250,000 of inventory from Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, livestock and utility trailer component parts, in exchange for 100,000 shares of Omni U.S.A., Inc. common stock and $350,990 in cash. The Company also entered into a $200,000 loan agreement to help finance this acquisition.

3. During the quarter ended September 30, 1999, the Company entered into a $1,000,000 loan agreement with PACCAR Inc. (PACCAR). Loan proceeds are to be used to support Shanghai Omni Gear's manufacturing of planetary geardrives, which will be sold by PACCAR under the September 9, 1999 distribution agreement. Quarterly payments of principle and interest of 8% commence in December 2000 and continue for a five-year period. Under the terms of the loan, PACCAR will be issued between 350,000 and 500,000 warrants to purchase shares of the Company's common stock. The warrants may be exercised through September 2009 at $2.00 per share.

4. Basic, comprehensive and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding. For the three month and nine month periods ended March 31, 2000, and March 31, 1999, the Company's weighted average shares outstanding are calculated as follows:


                                                    Quarter        Quarter    Nine Months   Nine Months
                                                     Ended          Ended        Ended         Ended
                                                   March 31,       March 31,    March 31,     March 31,
                                                      2000          1999          2000          1999
                                                  -----------  ------------   -----------   -----------
     Weighted average common shares                 3,623,092     3,523,903     3,623,092      3,523,903

     Conversion of dilutive stock options             339,567       296,260
                                                  ------------ ------------- -------------  ------------

     Dilutive weighted average common shares        3,962,659     3,820,163     3,623,092      3,523,903
                                                  ============ ============= =============   ============


5. Interest paid on debt for the three months ended March 31, 2000 and 1999, was $109,277 and $68,245 respectively. Interest paid on debt for the nine months ended March 31, 2000 and March 31, 1999 was $272,109 and $242,371, respectively. No income taxes were paid during the three months or nine months ended March 31, 2000 and 1999, respectively.

6. During the quarter ended September 30, 1999, the Company expensed $38,502 of unamortized organizational cost relating to the implementation of Financial Accounting Standards Board SOP 98-5, "Reporting on the Costs of Start-Up Activities."

7. MAJOR CUSTOMERS AND VENDORS: During the nine months ended March 31, 2000, the Company and its subsidiaries had consolidated sales of $2,828,487 to a domestic customer for a total of 19% of consolidated sales. During the nine months ended March 31, 2000, the Company and its subsidiaries had consolidated purchases of $6,950,428 from two vendors for a total of 63% of consolidated purchases.

8. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.


                                                 SEGMENT INFORMATION
                                         FOR OMNI USA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL    DEPRECIATION/
MARCH 31, 2000                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $4,254,664   $  352,166   $ 91,879   $ 7,372,112    $   69,689     $   64,434
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,235,038        88,072    17,398     2,576,184             -          29,189
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (105,935)
--------------------------------------------------------------------------------------------------------------
Total                          $5,489,702   $  334,303  $ 109,277   $ 9,948,296    $   69,689     $   93,623
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL    DEPRECIATION/
MARCH 31, 1999                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $ 3,752,903  $   17,536    $53,525   $ 6,105,205    $    3,922     $   55,002
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement            1,041,356      77,616     14,720     2,286,929        35,693         37,071
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                     (32,307)
--------------------------------------------------------------------------------------------------------------
Total                         $ 4,794,259   $   62,845    $68,245   $ 8,392,134    $   39,615     $   92,073
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL    DEPRECIATION/
MARCH 31, 2000                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $11,121,692      $487,440   $227,018   $ 7,372,112    $   93,762    $   190,489
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           3,261,978       108,601     45,091     2,576,184        12,101         85,845
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (359,477)
--------------------------------------------------------------------------------------------------------------
Total                         $14,383,670      $236,564   $272,109   $ 9,948,296    $  105,863    $   276,334
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES    LOSS FROM   INTEREST   IDENTIFIABLE     CAPITAL    DEPRECIATION/
MARCH 31, 1999                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $ 9,125,012 $  (57,343)   $181,447    $6,105,205    $   44,481    $   220,641
 Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           2,884,895       173,460    60,924     2,286,929         35,693        68,905
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (182,307)
--------------------------------------------------------------------------------------------------------------
Total                         $12,009,907   $  (66,190)   $242,371    $8,392,134    $   80,174    $   289,546
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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for working capital and acquisitions which are generally met through a combination of internally generated funds, a revolving credit line and credit terms from suppliers. The Company had working capital of $1,965,733 as of March 31, 2000 and working capital of $1,025,024 as of June 30, 1999. This represents an increase of $940,709 from June 30, 1999. The change in working capital was due to the funding of the PACCAR loan (see Note 3) and increase in inventory, partly due to the acquisition of Piecemaker, Inc. inventory (see Note 2), in addition to other changes in working capital.

         The cash balance was $444,220 as of March 31, 2000; representing positive cash flow of $151,317 compared to the June 30, 1999 cash balance of $292,903. The positive cash flow was generated primarily as a result of financing activities for the period. Accounts receivable balance of $2,486,427 as of March 31, 2000 decreased $446,538 compared to June 30, 1999 accounts receivable balance of $2,932,965 which contributed to the cash utilized by operating activities in addition to the increase in inventory and a reduction in accounts payable.

         The inventory balance as of March 31, 2000 was $4,517,791; an increase of $1,372,733 compared to March 31, 1999 inventory of $3,145,058. Inventory increased as a result of the acquisition of Piecemaker, Inc. inventory (see Note
2), to support increased fourth quarter sales, additional product lines and the increased activity within the Shanghai Omni Gear manufacturing facility.

         Net cash used for investing activities for the nine months ended March 31, 2000 of $456,853 consisted of the Piecemaker, Inc. acquisition (see Note 2) and capital expenditures of $105,863 compared to capital expenditures of $80,174 for the nine months ended March 31, 1999.

         Net cash provided from financing activities for the nine months ended March 31, 2000 of $1,551,082 consisted of borrowings on the revolving line of credit of $490,060, proceeds of the Piecemaker, Inc. financing (see Note 2) and the PACCAR loan (see Note 3) offset by payments on long-term debt of $138,978.

         The Company's current ratio was 1.35 as of March 31, 2000, which is a 13% increase over the June 30, 1999 current ratio of 1.19. Days sales outstanding for the period ending March 31, 2000 were approximately 47 compared to the period ending March 31, 1999 days sales outstanding of 55.

         The Company believes that between its access to the revolving credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements and known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required.

RESULTS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED WITH THE QUARTER ENDED MARCH 31, 1999

         The Company had net sales of $5,489,702 for the quarter ended March 31, 2000. This represents an increase of 15% from the quarter ended March 31, 1999 net sales of $4,794,259. The following table indicates the Company's net sales comparison and percentage of change for periods ending March 31, 2000 and March 31, 1999:

------------------------------------------------------------------------------------------------------------
                                      QUARTER ENDED      %      QUARTER ENDED      %       DOLLAR        %
NET SALES                                3/31/00      OF TOTAL     3/31/99      OF TOTAL   CHANGE     CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components           $ 4,254,664       78%   $ 3,752,903       78%     $ 501,761     13%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          1,235,038       22%     1,041,356       22%       193,682     19%
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Consolidated                            $ 5,489,702      100%   $ 4,794,259      100%     $ 695,443     15%
------------------------------------------------------------------------------------------------------------

         Selling, general and administrative expenses decreased 6.3% to $961,547 for the quarter ended March 31, 2000 over the quarter ended March 31, 1999 expenses of $1,026,050. These expenses were approximately 18% of net sales compared to 21% for the quarter ended March 31, 1999. As a result, the Company had an operating income of $334,303 for the quarter ended March 31, 2000 compared to operating income of $62,845 for the quarter ended March 31, 1999.

         Interest expense increased $41,032, to $109,277 in the quarter ended March 31, 2000 from $68,245 in the quarter ended March 31, 1999. Interest expense as a percentage of sales increased to 1.9% in the quarter ended March 31, 2000 from 1.4% in the quarter ended March 31, 1999. The increase resulted primarily from an increased level of debt associated with the Company's line of credit to meet current inventory and working capital needs and interest on the PACCAR (see Note 3) and Piecemaker, Inc. financing (see Note 2).

         The Company had net income of $228,025 ($0.06 per share) for the quarter ended March 31, 2000, compared with a net income of $16,046 ($0.00 per share) for the quarter ended March 31, 1999, an increase of $211,979.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1999

         The Company had net sales of $14,383,670 for the nine months ended March 31, 2000. This represents and increase of 20% from the nine months ended March 31, 1999 net sales of $12,009,907. The following table indicates the Company's net sales comparison and percentage of change for the nine month periods ending March 31, 2000 and March 31, 1999:

--------------------------------------------------------------------------------------------------------------
                                        NINE MONTHS                NINE MONTHS
                                           ENDED          %          ENDED         %        DOLLAR        %
NET SALES                                 3/31/00      OF TOTAL     3/31/99     OF TOTAL    CHANGE     CHANGE
--------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Power Transmission Components          $ 11,121,692       77%    $ 9,125,012       76%     $1,996,680    22%
-------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          3,261,978       23%      2,884,895       24%        377,083    13%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Consolidated                           $ 14,383,670      100%   $ 12,009,907      100%     $2,373,763    20%
-------------------------------------------------------------------------------------------------------------

         Selling, general and administrative expenses were $3,244,760 for the nine months ended March 31, 2000, an increase of $169,853 or approximately 5.5% over the nine months ended March 31, 1999 expenses of $3,074,907. These expenses were approximately 23% of net sales compared to 26% for the nine months ended March 31, 1999. Included in the selling, general and administrative expenses for the period ended March 31, 2000 were $240,839 of expenses attributable to the operations of the Piecemaker, Inc. (see Note 2) division.

         The Company had an operating income of $236,564 for the nine months ended March 31, 2000 compared to operating loss of $66,190 for the nine months ended March 31, 1999.

         Interest expense increased $29,738, to $272,109 in the nine months ended March 31, 2000 from $242,371 in the nine months ended March 31, 1999. Interest expense as a percentage of sales decreased to 1.9% in the nine months ended March 31, 2000 from 2.0% in the nine months ended March 31, 1999. The increase resulted primarily from an increased level of debt associated with the Company's line of credit to meet current inventory and working capital needs and interest on the PACCAR loan (see Note 3) and Piecemaker, Inc. financing (see
Note 2).

         Other income (expense) was an expense of $61,117 for the nine months ended March 31, 2000 compared to income of $61,529 for the nine months ended March 31, 1999. The change relates to expensing unamortized organizational costs of $38,502 (see Note 6), increased commission expense coupled with a decrease in commission income for comparable periods and other changes.

         The Company had a net loss of $96,662 ($0.03 per share) for the nine months ended March 31, 2000, compared with a net loss of $247,032 ($0.07 per share) for the nine months ended March 31, 1999.

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

         The Company completed its Year 2000 assessment and remediation and spent approximately $30,000 to assure Year 2000 compliance.

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

Date:  May 15, 2000          OMNI U.S.A., INC.




                                   By:        /s/  Jeffrey K. Daniel
                                         -------------------------------------
                                         Jeffrey K. Daniel
                                         President and Chief Executive Officer


                                   By:        /s/  David M. Sallean
                                        --------------------------------------
                                        David M. Sallean
                                        Chief Financial Officer