Form 10KSB
period 2000-06-30
OMNI USA INC
filed 2000-09-28
CIK 846732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER: 0-17493


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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $20,711,891.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 1, 2000 was approximately $3,623,092 based on quoted sales on NASDAQ on such date.

         The number of shares of the Registrant's common stock outstanding as of September 1, 2000 was 3,623,092.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

         OVERVIEW

         HISTORY OF THE COMPANY. Omni U.S.A., Inc. (the "Company"), a Nevada corporation, through its wholly-owned subsidiary, Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, Shanghai Omni Gear Co., Ltd. ("Shanghai Omni Gear"), designs, develops, manufactures and distributes power transmissions (also known as "gearboxes" or "enclosed geardrives") for use in agricultural, industrial, "off-highway" and construction equipment. The Company, through another wholly-owned subsidiary, Butler Products Corporation, designs, develops, manufactures and distributes trailer and implement jacks and couplers, which include light and heavy-duty jacks and couplers used in a variety of trailers. The Company's products are distributed to original equipment manufacturers and distributors in North America and in several foreign countries including Argentina, Australia, Brazil, Canada, France, Mexico, New Zealand, South Africa, Thailand and Venezuela. The Company began procuring the manufacture of its products by Chinese manufacturers in China in 1980, and since 1986 substantially all of its geardrives have been manufactured in China; 30% of its trailer and implement products are manufactured in China and approximately 70% of its trailer and implement products are manufactured in the United States.

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

         Effective July 1, 1988, Ed Daniel, the sole shareholder, exchanged all of the outstanding stock of Omni-Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5 % interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company"). Omni's Common Stock began trading on the over-the-counter market on November 1, 1988, and since August 13, 1991, Omni's Common Stock has been listed on the NASDAQ SmallCap Market.

         In December 1994, Omni Resources formed Shanghai Omni Gear, a Cooperative Joint Venture Limited Liability Company (the "Joint Venture"), with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of manufacturing planetary and industrial geardrives.

         The Articles of Association of the Joint Venture provide that each joint venturer's liability for the obligations of the Joint Venture is limited to such joint venturer's investment. The Joint Venture has a thirty-year term, which can be extended for an additional ten years by consent of the joint venturers. The Joint Venture may be liquidated in the event of either party's failure to perform its obligations under the Joint Venture. Shanghai Omni Gear manufactures the Company's planetary and helical geardrive product lines. The facility is being used for assembly of planetary drives, helical geardrives and inspection of drives produced in other Chinese manufacturing facilities.

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

         The Chinese manufacturer contributed to the Joint Venture the use of land and factory space in its manufacturing complex under a 30-year facilities lease; Omni Resources agreed to contribute an aggregate of $2,625,000 in working capital, leasehold improvements, machinery and other assets required to establish a fully operational manufacturing facility, and, as of the date hereof, has contributed approximately $3,270,000 to the Joint Venture. Omni Resources controls Shanghai Omni Gear, as it appoints a majority of Shanghai Omni Gear's Board of Directors and also appoints the General Manager of the Joint Venture. The Chinese manufacturer has a single representative on Shanghai Omni Gear's Board of Directors and does not participate in the profits of Shanghai Omni Gear; its only return from Shanghai Omni Gear being a rental fee from the facilities lease.

         On October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corporation ("Butler"). Consideration paid to the shareholders of Butler included $225,000 in cash, $500,000 in junior subordinated notes due in quarterly payments commencing in 2001 and final payment in 2003, and 150,000 shares of Omni Common Stock. Located in Butler, Kentucky, Butler is a long-standing manufacturer of jack and trailer products typically sold to manufacturers and distributors of heavy-duty trailers.

         Commencing July 1, 1997, all towing products designed, developed, manufactured and sold by the Company are marketed under the "BUTLER" name and associated trademarks; all power transmission products designed, developed, manufactured and sold by the Company are marketed under the "OMNI GEAR" name and associated trademarks.

         On July 16, 1999, Butler acquired the assets of Piecemaker, Inc. ("Piecemaker"), a manufacturer of horse, agricultural and utility trailer components located in Madill, Oklahoma. Subsequent to the Piecemaker acquisition, Butler consolidated its small jack and coupler manufacturing facilities with that of Piecemaker in Madill, OK.

         Since the Company began selling power transmission products in 1974, it has achieved a number of competitive advantages including:

         (i) Strong customer relationships and a reputation for quality products at a good value;
         (ii) Recognition as the low cost producer in the industry resulting from the Company's extensive Chinese manufacturing capability with Chinese contract manufacturers and with Shanghai Omni Gear;
         (iii) Substantial market penetration in the agricultural implement market with right-angle gear boxes;

         (iv)    Reputation for responsive customer service;

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

         The Company intends to build on this base of strategic advantages and achieve compounded annual growth in both sales and profits. To achieve this objective the Company has developed a growth strategy encompassing the following:

         (i)     Compound annual sales and income growth of 20%-30% per year;
         (ii) Acquisition of companies, in a consolidation strategy, which produce products for markets which the Company has targeted, or which produce products which are complimentary to, or extensions of, existing products;
         (iii) Expand market share in right-angle gearbox products by continuing emphasis on low cost, quality products manufactured in China;
         (iv)    Expand market share in the planetary and industrial markets;
         (v) Expand new and/or related trailer and implement components for sale into existing markets as well as an increased emphasis on penetration of new markets;
         (vi) Continued improvement in operating efficiencies in Shanghai Omni Gear; and

         (vii)   New product innovation and development.

         PRODUCTS

         OMNI GEAR

         POWER TRANSMISSION COMPONENTS. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 79% and 76% of the Company's revenues in fiscal years 2000 and 1999.

         Although Omni Gear distributes power transmissions for numerous applications and purposes, the majority of its sales revenues are derived from sales of power transmission components manufactured for three distinct applications:

         AGRICULTURAL EQUIPMENT. Omni Gear distributes power transmissions for tractor powered implements with capacities ranging from 3 to 300 horsepower for use in agricultural equipment, including post hole diggers, which are accessories attached to tractors used to dig post holes for fencing and tree planting; rotary cutters, which are large, heavy-duty mowers for use in agriculture and highway right-of-way and recreational area maintenance; grain augers, which convey grain to the top of grain silos; and geardrives for fertilizer spreader and roto-tiller applications.

         IRRIGATION SYSTEMS. Omni Gear distributes right-angle gearboxes for vertical turbine pumps and electro-mechanical drivetrain components for mechanized irrigation. Omni Gear supplies both helical gear and worm gear primary drive units, some of which are integrated with electric motors, as well as worm gear and planetary gear final drives.

         CONSTRUCTION, MOBILE OFF-HIGHWAY, INDUSTRIAL AND UTILITY EQUIPMENT. Omni Gear distributes planetary drive power transmissions for use in construction, mobile off-highway (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary geardrives utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds is needed. Omni Gear believes that it can significantly expand its share of the market of planetary drives, and Omni Gear's goal of increased production of these products was a primary factor in the Company's decision to establish a manufacturing facility in China.

         BUTLER

         TRAILER AND IMPLEMENT COMPONENTS. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Piecemaker manufactures component parts for horse, livestock and utility trailers. Piecemaker's products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 21% and 24% of the Company's net sales in fiscal years 2000 and 1999. The Company expects sales from both product lines to equate as the Company continues its strategy to develop its power transmission and trailer and implement product lines.

         NEW PRODUCTS. The Company continues to improve its products and expand product application. Currently, the Company is designing gearboxes to expand its agricultural, universal, bevel, irrigation, planetary, commercial turf and mobile utility geardrive product lines.

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

         The Company owns a 35,000 square foot facility in Butler, Kentucky where all jacks from 10,000 lbs. to 220,000 lbs. capacities are manufactured. The light-duty jacks and bumper pull and gooseneck couplers are manufactured to Butler's quality specifications in China as are certain components of its coupler line which are assembled at Butler's 20,000 sq. ft. leased facility in Madill, OK.

         AVAILABILITY OF RAW MATERIALS AND COMPONENTS. Product components and raw materials are currently purchased from numerous suppliers in the U.S. and China, selected by the Company on the basis of available production capacity, reputation for quality, and relative costs. The Company believes that there are sufficient supplies of raw materials and components in China to meet its needs for the foreseeable future, and the Company's suppliers have generally been able to meet the Company's specifications and schedules. However, in the few instances in which resources of sufficient quality have not been available in China, the Company has generally encountered little difficulty in locating substitutes outside China and importing them for production. Based on the number of potential suppliers in China, the Company does not believe that the loss of any supplier would have a material adverse effect on the Company.

         MANUFACTURING CAPACITY. The Company continues to expand its Shanghai Omni Gear facility parallel with growing customer demand. The contract manufacturers it currently employs possess sufficient excess capacity to meet the Company's production requirements for the foreseeable future. Based on the number of potential manufacturers in China and excess capacity of manufacturers currently in use, the Company does not believe that the loss of services of any single manufacturer would have a material adverse effect on the Company.

         DISTRIBUTION, SALES AND MARKETING

         DISTRIBUTION. The Company distributes its products primarily to original equipment manufacturers and distributors. Customers with limited requirements, and most of the Company's North American customers, typically purchase Omni Gear product from inventories; sales to these customers are made by Omni-Washington through Omni Gear. Omni Resources, including Shanghai Omni Gear, on the other hand, ships right-angle and planetary geardrive products, marketed under Omni Gear, directly from the factory to U.S. customers and foreign customers located primarily in Australia, Europe and Japan, or to other customers that purchase entire containers or production runs of Omni Gear products. Butler distributes its products to after-market distributors, trailer OEMs, export brokers and government agencies. All products are shipped from Butler's manufacturing facility in Butler, Kentucky or from Butler's facility in Madill, Oklahoma. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales made in the United States.

         On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement (the "Distribution Agreement") with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distribution of winches and planetary geardrives located in Broken Arrow, Oklahoma. The Distribution Agreement was modified and amended on September 9, 1999. The amendment extended the Distribution Agreement to 2014. Under the terms of the Distribution Agreement, PACCAR will market and distribute throughout the world (except Japan and China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. The Company retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. While the Distribution Agreement restricts the Company's ability to develop its own markets for its products in the territory assigned to PACCAR, it gives the Company immediate access to an established distribution network.

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

         MARKETING. The Company distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, the Company has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Company engineers are often required to consult with prospective customers, assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Company engineers continue to consult with the customer on product improvements and modifications.

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

         INVENTORIES, FIRM ORDERS AND BACKLOGS. The Company maintains approximately $2,200,000 in inventory at the Houston, Texas facility, approximately $870,000 at the Butler, Kentucky facility, approximately $350,000 at the Madill, Oklahoma facility and approximately $415,000 at the Shanghai, China facility. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities that approximate $1,000,000. The Company forecasts sales 12 months in advance, and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory.

         As of June 30, 2000, the Company's backlog was approximately $11,000,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule.

         COMPETITION. The power transmission market is supplied by numerous American and foreign manufacturers, ranging from conglomerates that distribute broad product lines to customers around the world, to small manufacturers that produce a limited number of products for specific applications to limited markets. Accordingly, the market for power transmissions is difficult to define. The Company identifies its competition according to power transmission and trailer and implement components.

         POWER TRANSMISSION COMPONENTS. In sales of power transmissions for 1) rotary cutter, 2) tractor-powered implement and 3) universal geardrive product lines, Omni Gear competes with a number of U.S. and foreign companies, including Comer S.p.A. and Bondioli & Pavesi, each of which are Italian companies, and Curtis Machine, Inc., Superior Gearbox Mfg., Inc., Hub City and Durst (both divisions of Regal-Beloit Corporation), and ITG, all of which are American companies, together with geardrives which are self-produced by certain OEM's. Published statistics of the size of the market are not readily available.

         In sales of the irrigation geardrive market, Omni Gear's most significant competitors in the marketplace are Durst and Ohio Gear (both divisions of Regal-Beloit Corporation), U.S. Motors (a division of Emerson Electric), and Universal Motion Components, together with irrigation geardrives which are self-produced by certain OEM's.

         The Company estimates that the North American market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $150,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. Other companies which supply planetary geardrives in these rated torque capacities as a part of their overall planetary products include Gear Products (a division of Blount), DP Manufacturing, Tulsa Winch (a division of Dover), and Von Ruden, all American companies, and Brevini, Lohmann & Stolterfoht, Orisson & Koepfel, Regiana & Riddutori, SOM (a division of Comer), Teijin Seiki, and Trasmital Bonfiglioli, all foreign companies. Omni Gear believes that it can increase its share in this market in the future since demand for construction and off-highway equipment continues to be strong, and Omni Gear, as a low-priced competitor, can usually capture a portion of any new market that it enters.

         TRAILER AND IMPLEMENT COMPONENTS. In sales of Butler light duty product lines, Butler competes with a number of U.S. and foreign companies, including Atwood, Fulton and Hammerblow. Butler's heavy-duty product lines compete with a number of U.S. and foreign companies, including Kaiser Austin Westran, Eagle, Jost, Holland/Binkley, and Sudisa.

         The Company's most important competitive advantage is its competitive pricing afforded by inexpensive Chinese labor and manufacturing costs. The Company believes that it is competitive in its industry with respect to warranty and return matters, payment terms, and product quality.

         OTHER

         EMPLOYMENT. The Company currently employs approximately two hundred persons worldwide; (i) one hundred-thirty by Shanghai Omni Gear, (ii) twenty-nine at the Company's Houston, Texas facility, (iii) twenty-nine at the Company's facilities in Butler, Kentucky, and (iv) twelve at the Company's facility in Madill, OK. Twenty-three of Butler's forty-one employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

         RESEARCH AND DEVELOPMENT. The Company currently employs five full-time engineers who design products to meet new customer specification or applications and to make refinements in product manufacturing processes and product quality. The Company has not traditionally capitalized expenses related to these activities, but has expensed them in the period incurred. Most significantly, the Company has expensed all research and development costs related to the development of products for PACCAR, and, with the exception of cost related to capital equipment and leasehold improvements, the Company has expensed all costs related to the development of Shanghai Omni Gear. Research and development expenses, unless otherwise specified, are reflected in the Company's financial statements as part of operating expenses.

         INTANGIBLE PROPERTIES. The Company manufactures, advertises and sells its products under numerous trademarks. Omni(R), Omni USA(R), Omni Gear(R), and Butler(TM) trademarks are the primary marks under which the Company's products are sold. The Company also owns other trademarks under which gearbox products are sold such as RC-20(R), RC-30(R), RC-51(R), RC-61(R), RC-61T(R), RC-65T(R),
RC-71(R), RC-81(R), RC-91(R), RC-110(R), RCD-101(R), PHD-26HD(R), PHD-50A(R),
PHD-75(R), IR-15(R), IR-50(R), OFD-50(R), RC-130(TM), RC-25(TM), Irri-Torq(TM),
Voyager(R), Galaxy(TM), Enforcer(TM), Enforcer II(TM), Slick Disc(TM), and Slider(R). Management believes that the Company's trademarks are well known in its markets, are valuable and that their value is increasing with the development of its business. The Company is not dependent on any one such trademark. The Company vigorously protects its trademarks against infringement. The Company has registered its trademarks in the appropriate jurisdictions.

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

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from Phenix Investment Company, a real estate investment company located in Houston, Texas under a long-term lease expiring June 2002, at a rate of $8,000 per month.

         Butler owns a 35,000 sq. ft. manufacturing facility in Butler, Kentucky and leases a combination office/warehouse of approximately 20,000 sq. ft. in Madill, Oklahoma under a long-term lease expiring July 2004, at a rate of $6,000 per month.

         Shanghai Omni Gear leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease. The existing space is sufficient for the activities currently conducted there, and Shanghai Omni Gear may acquire additional space in the complex as it expands its operations. In January 1999, the lease payment was reduced to approximately $10,000 per month.

         The Company believes that its facilities are adequate for its needs in the foreseeable future. In the event that any of the facilities became unavailable for use by the Company for any reason, the Company believes that alternative facilities are available on terms and conditions acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various claims, including product liability claims, arising in the ordinary course of business and, from time to time, is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2000.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market:

            QUARTER ENDING           LOW                  HIGH

            06/30/98                 1.88                 3.50

            09/30/98                 1.94                 3.37

            12/31/98                 1.37                 2.25

            03/31/99                 0.94                 1.81

            06/30/99                 1.12                 1.75

            09/30/99                  .87                 1.34

            12/31/99                  .75                 1.37

            03/31/00                  .81                 2.75

            06/30/00                 1.12                 1.50

         As of September 1, 2000, the closing price of the Company's Common Stock was $1.00 per share. As of June 30, 2000, there were approximately 665 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative retained deficit of $2,062,692 as of June 30, 2000; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 line of credit facility had an outstanding balance of $2,626,457 at June 30, 2000. The Company had working capital of $2,499,953 as of June 30, 2000 and working capital of $1,025,024 as of June 30, 1999, an increase of $1,474,929 during the fiscal year ended June 30, 2000. The change in working capital was due to the funding of the PACCAR loan (see Note 3 of the footnotes to the Financial Statements) and increase in inventory, partly due to the acquisition of Piecemaker, Inc. inventory (see Note 2 of the notes to the Financial Statements), in addition to other changes in working capital.

         The Company had a positive cash flow of $294,141 which resulted in a cash balance of $587,044 at the year ended June 30, 2000, compared to the June 30, 1999 cash balance of $292,903. The positive cash flow was generated primarily as a result of financing activities for the period. Accounts receivable balance of $3,178,704 increased $245,739 compared to

June 30, 1999 accounts receivable balance of $2,932,965 which contributed to cash utilized by operating activities in addition to the increase in inventory and reduction in accounts payable.

         The inventory balance as of June 30, 2000 was $4,103,840; an increase of $896,298 compared to the June 30, 1999 inventory of $3,207,542. Inventory increased as a result of the acquisition of Piecemaker, Inc. inventory (see Note 2 of the footnotes to the Financial Statements), new product line development and increased activity within the Shanghai Omni Gear manufacturing facility.

         The Company's cash used in investing activities for the year ended June 30, 2000 of $449,647 consisted of the Piecemaker, Inc. acquisition (see Note 2 of the footnotes to the Financial Statements) and capital expenditures of $88,643 compared to capital expenditures of $285,828 for the year ended June 30, 1999 and purchases of other assets.

         Net cash provided from financing activities for the year ended June 30, 2000 of $1,547,867 consisted of borrowings on the revolving line of credit of $537,540, proceeds of the Piecemaker, Inc. financing (see Note 2 of the footnotes to the Financial Statements) and the PACCAR loan (see Note 3 of the footnotes to the Financial Statements) offset by payments on long-term debt of $189,673.

         The Company's current ratio was 1.46 as of June 30, 2000, which is a 22% increase over the June 30, 1999 current ratio of 1.19. The increase is attributable primarily increases in long-term debt, accounts receivable and inventories as well as decreases in accounts payable.

         The Company believes that between its access to the line of credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required.

         RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JUNE 30, 2000, COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999. The Company had net sales of $20,711,891 for the year ended June 30, 2000. This represents an increase of 16% compared to the year ended June 30, 1999 net sales of $17,820,179. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2000 and 1999:

         ------------------------------------------------------------------------------------------------------------
                                                YEAR ENDED        %       YEAR ENDED      %         DOLLAR       %
         NET SALES                                6/30/00      OF TOTAL     6/30/99     OF TOTAL    CHANGE     CHANGE
         ------------------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------------------
         Power Transmission Components          $ 16,292,020       79%    $13,593,483      76%   $2,698,537      20%
         ------------------------------------------------------------------------------------------------------------
         Trailer and Implement Components          4,419,871       21%      4,226,696      24%      193,175       5%
         ------------------------------------------------------------------------------------------------------------

         ------------------------------------------------------------------------------------------------------------
         Consolidated                           $ 20,711,891      100%    $17,820,179     100%   $2,891,712      16%
         ============================================================================================================

         The net increase in sales was primarily attributable to internally generated growth through new and existing customer relationships and new product development. Sales of trailer and implement components were relatively flat and knife guard sales slowing due to decreased customer requirements for current fiscal year which the Company believes, based on customer forecasts, will be recovered in the fiscal year ended June 30, 2001.

         Gross profit for the year ended June 30, 2000 increased $327,600 to $5,142,299, compared to gross profit for the year ended June 30, 1999 of $4,814,699. This increase was the result of acquisitions and internally generated growth. Gross profit as a percentage of net sales for the year ended June 30, 2000 decreased to 25% as compared to 27% for the year ended June 30, 1999. This decrease was primarily due to the product mix of sales and increasing sales of lower margin product manufactured by Shanghai Omni Gear.

         Selling, general and administrative expenses increased $71,593 to $4,188,971 in the year ended June 30, 2000 from $4,117,378 in the year ended June 30, 1999. This increase was the result of acquisitions as well as additional expenses to support the growth in sales. Because of increased sales, selling, general and administrative expenses as a percentage of sales decreased to 20% for the year ended June 30, 2000 from 23% for the year ended June 30, 1999.

         Income from operations for the Company increased $256,007, or 37%, to $953,328 for the year ended June 30, 2000, compared $697,321 for the year ended June 30, 1999. Income from operations as a percentage of sales increased to 5% in the year ended June 30, 2000 compared to 4% in the year ended June 30, 1999. This increase in both dollars and percentage of sales is essentially the result of sales growth, cost control efforts and the addition of acquired companies.

         Interest expense increased $127,170, to $415,153 for the year ended June 30, 2000 from $287,983 for the year ended June 30, 1999. The increase resulted primarily from and increased level of debt and borrowing rate associated with the Company's line of credit to meet current inventory and working capital needs and interest on the PACCAR loan (see Note 3 of the footnotes to the Financial Statements) and Piecemaker, Inc. financing (see Note 2 of the footnotes to the Financial Statements).

         Other income (expense) was an expense of $95,598 for the year ended June 30, 2000 compared to income of $85,106 for the year ended June 30, 1999. This change relates to expensing un-amortized organizational costs of $38,502 (see Note 1 of the footnotes to the Financial Statements) in addition to a reduction in commission income on trailer and implement component sales of $39,764, increased net commission expenses on power transmission component sales and other fees.

         The Company's net income decreased $51,867 to $442,577, or $0.12 per share, for the year ended June 30, 2000 compared to $494,444, or $0.14 per share, for the year ended June 30, 1999.

         FISCAL YEAR ENDED JUNE 30, 1999, COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998. The Company's net sales increased 6% to approximately $17.8 million, compared to $16.8 million for fiscal year 1998. Sales increases of $1.0 million are the result of internal growth and new product development. For the year ended June 30 1999, the Company had operating income of $697,321 compared to $482,657 for the fiscal year ended June 30, 1998. Operating income improved as a result of the increase in sales and the decrease in selling, general and administrative expenses as a percentage of sales. The Company earned net income of $494,444 or $0.14 per share for the fiscal year ended June 30, 1999, an increase of 119% compared to net income of $225,492 or $0.06 per share for the fiscal year ended June 30, 1998.

         Net sales increases for the year were driven by stronger demand in the rotary cutter, tractor-powered implement, universal geardrive markets and by new product introduction. Sales of Omni Gear's power transmission components represented 76% of total sales while sales of Butler's trailer and implement components made up 24% of total sales. Gross margin increased to 27% in fiscal year 1999 from 25% when compared with fiscal 1998, caused primarily by the addition of higher margin items to the product mix. Management continues to focus on improving margins through more aggressive manufacturing policies.

         Selling, general and administrative expenses increased by $337,977 or 8%, from 1998 to 1999. Selling, general and administrative expenses represented 23% of net sales in 1999 compared to 22% of net sales in 1998.

         Interest expense decreased to $287,983 in 1999 from $316,443 in 1998, attributable to more favorable interest rate on the Company's line of credit borrowings.

         YEAR 2000

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

ITEM 7.  FINANCIAL STATEMENTS

               OMNI U.S.A., INC. AND SUBSIDIARIES
               CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056


                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                            HARPER & PEARSON COMPANY

Houston, Texas
September 1, 2000

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999


                                        ASSETS

                                                                         2000                    1999
                                                              --------------------    -------------------
CURRENT ASSETS
   Cash                                                              $    587,044           $    292,903
   Accounts receivable, trade, net                                      3,151,091              2,920,896
   Accounts receivable, related parties                                    27,613                 12,069
   Inventories                                                          4,103,840              3,207,542
   Prepaid expenses                                                        51,964                 69,693
                                                              --------------------    -------------------

               TOTAL CURRENT ASSETS                                     7,921,552              6,503,103
                                                              --------------------    -------------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                            2,103,603              2,158,715
                                                              --------------------    -------------------


OTHER ASSETS - primarily intangible assets, net                           215,822                265,103
                                                              --------------------    -------------------

TOTAL ASSETS                                                         $ 10,240,977           $  8,926,921
                                                              ====================    ===================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                  $  1,895,015           $  2,672,455
   Revolving line of credit                                             2,626,457              2,088,917
   Accrued expenses                                                       474,758                486,205
   Current portion of long-term debt                                      425,369                230,502
                                                              --------------------    -------------------

               TOTAL CURRENT LIABILITIES                                5,421,599              5,478,079
                                                              --------------------    -------------------

LONG-TERM DEBT                                                          1,462,236                646,776
                                                              --------------------    -------------------

STOCKHOLDERS' EQUITY
   Common stock                                                            18,384                 17,885
   Additional paid-in capital                                           5,360,560              5,248,560
   Treasury stock                                                        (57,141)               (57,141)
   Retained deficit                                                   (2,062,692)            (2,505,269)
   Foreign currency translation adjustment                                 98,031                 98,031
                                                              --------------------    -------------------

               TOTAL STOCKHOLDERS' EQUITY                               3,357,142              2,802,066
                                                              --------------------    -------------------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                            $ 10,240,977           $  8,926,921
                                                              ====================    ===================

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                                2000                 1999
                                                         ---------------     ----------------

NET SALES                                                   $ 20,711,891         $ 17,820,179


COST OF SALES                                                 15,569,592           13,005,480
                                                         ---------------     ----------------


      Gross Profit                                             5,142,299            4,814,699
                                                         ---------------     ----------------


OPERATING EXPENSES
   Selling, general and administrative                         4,188,971            4,117,378
                                                         ---------------     ----------------


      Operating income                                           953,328              697,321
                                                         ---------------     ----------------


OTHER INCOME (EXPENSE)
   Commission income, net                                         21,918               61,026
   Interest expense                                             (415,153)            (287,983)
   Other, net                                                   (117,516)              24,080
                                                         ---------------     ----------------

                                                                (510,751)            (202,877)
                                                         ---------------     ----------------


NET AND COMPREHENSIVE INCOME                                $    442,577         $    494,444
                                                         ===============     ================


BASIC AND COMPREHENSIVE EARNINGS PER SHARE                  $       0.12         $       0.14
                                                         ===============     ================

DILUTED EARNINGS PER SHARE                                  $       0.12         $       0.12
                                                         ===============     ================



See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                     Common Stock
                               ----------------------------
                                     Number                    Additional                                Foreign
                                   Of Shares                    Paid-in     Treasury      Retained       Currency
                                 Outstanding       Amount       Capital       Stock        Deficit      Adjustment       Total
                               ----------------------------------------------------------------------------------------------------
  Balance, June 30, 1998          $ 3,523,092     $ 17,885    $ 5,248,560   $ (57,141)   $ (2,999,713)   $ 98,031     $  2,307,622

  Net Income                                                                             $    494,444                 $    494,444

  Balance, June 30, 1999            3,523,092       17,885      5,248,560     (57,141)     (2,505,269)     98,031        2,802,066

  Issuance of common shares           100,000          499        112,000                                                  112,499
  Net Income                                                                             $    442.577                      442.577
                               ----------------------------------------------------------------------------------------------------

  Balance, June 30, 2000            3,623,092     $ 18,384    $ 5,360,560   $ (57,141)   $ (2,062,692)   $ 98,031     $  3,357,142
                               ====================================================================================================

  See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                2000                  1999
                                                                           ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                    $  442,577              $ 494,444
                                                                           ----------------     ------------------
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
        Depreciation                                                               356,254                283,667
        Amortization                                                                59,295                 32,260
        Changes in operating assets and liabilities:
              Accounts receivable                                                 (245,739)              (301,112)
              Inventories                                                         (645,308)              (282,794)
              Prepaid expenses                                                      17,729                (16,775)
              Accounts payable and accrued expenses                               (788,887)                87,408
                                                                           ---------------       ----------------

                Total adjustments                                               (1,246,656)              (197,346)
                                                                           ---------------       ----------------

                Net cash (used) provided by operating
                  activities                                                      (804,079)               297,098
                                                                           ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of other assets                                                         (10,014)               (16,756)
  Acquisition of Piecemaker, Inc.                                                 (350,990)                    --
  Purchase of property and equipment                                               (88,643)              (285,828)
                                                                           ---------------       ----------------

                Net cash used by investing activities                             (449,647)              (302,584)
                                                                           ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Piecemaker acquisition financing                                     200,000                     --
  Net borrowings on revolving line of credit                                       537,540                123,731
  Borrowings on long-term debt                                                   1,000,000                 54,777
  Payments on long-term debt                                                      (189,673)              (158,416)
                                                                           ---------------       ----------------

                Net cash provided by financing
                  activities                                                     1,547,867                 20,092
                                                                           ---------------       ----------------

NET INCREASE IN CASH                                                               294,141                 14,606

CASH AT BEGINNING OF PERIOD                                                        292,903                278,297
                                                                           ---------------       ----------------

CASH AT END OF PERIOD                                                           $  587,044              $ 292,903
                                                                           ===============       ================

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

         ORGANIZATION AND BUSINESS - The Company designs, develops, manufactures and distributes power transmission components and trailer and implement components, used primarily for agricultural, material handling, mobile off-highway and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified domestic or foreign manufacturers of products, (in the case of contract manufacturing) contracting with such manufacturer, and distribution to an ultimate third party customer. The Company also self-produces products using both domestic and foreign components. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $169,779 and $125,184 in 2000 and 1999, respectively.

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

         INVENTORIES - Inventories are stated at the lower of cost or market using the weighted average cost for inventories on hand and the specific identification method for inventory in-transit. The Company records inventory and any related obligation at the time title to the goods passes to the Company based on the specific terms of the transaction.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PROPERTY, EQUIPMENT, DEPRECIATION AND Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes as follows:

                                                             Estimated useful
                                                               LIVES (YEARS)
                                                               ------------
         Warehouse, manufacturing and office equipment           3 to 10
         Leasehold improvements                                  5 to 10
         Tooling costs                                           5 to 10

         The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

         INTANGIBLE ASSETS AND ORGANIZATIONAL COSTS - Intangible assets consist of goodwill from the Butler Products acquisition and engineering plans and designs. Organizational costs are attributed to Shanghai Omni Gear capitalized expenditures. Amortization is provided on a straight-line basis over five to fifteen-year periods.

         The Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1999 and expensed $38,502 of unamortized organizational costs on that date.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of financial instruments approximate their reported carrying amounts at June 30, 2000 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates.

NOTE 2 On July 16, 1999, the Company acquired approximately $212,000 of machinery and equipment and approximately $250,000 of inventory from Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, livestock and utility trailer component parts, in exchange for 100,000 shares of Omni U.S.A., Inc. common stock and $350,990 in cash. The Company also entered into a $200,000 loan agreement to finance a portion of the cash consideration.

NOTE 3 On September 23, 1999, the Company entered into a $1,000,000 loan agreement with PACCAR Inc. (PACCAR). Loan proceeds are to be used to support Shanghai Omni Gear's manufacturing of planetary geardrives, which will be sold by PACCAR under a distribution agreement entered into September 9, 1999. Quarterly payments of principle and interest of 8% commence in December 2000 and continue for a five-year period. Under the terms of the loan, PACCAR received 500,000 warrants to purchase shares of the Company's common stock. The warrants may be exercised through July 2009 at $2.00 per share. The warrants to purchase stock may be reduced to 350,000 upon the occurrence of certain subsequent events.

NOTE 4   ACCOUNTS RECEIVABLE

         Accounts receivable at June 30 consisted of the following:

                                                                        2000               1999
                                                                     ----------         ----------
         Accounts receivable, trade                                  $3,231,091         $3,034,621
         Allowance for doubtful accounts                                (80,000)          (113,725)
                                                                     ----------         ----------
                                                                     $3,151,091         $2,920,896
                                                                     ==========         ==========
NOTE 5   INVENTORIES

         Inventories at June 30 consisted of the following:

                                                                        2000               1999
                                                                     ----------         ----------
         Raw materials                                               $  402,775         $  374,364
         Work in process                                                201,138            169,417
         Finished goods                                               3,499,927          2,663,761
                                                                     ----------         ----------
                                                                     $4,103,840         $3,207,542
                                                                     ==========         ==========

NOTE 6  PROPERTY AND EQUIPMENT

        Property and equipment at June 30 consisted of the following:

                                                                        2000                1999
                                                                     ----------         ----------
         Warehouse, manufacturing and
           office equipment                                          $3,079,565         $2,698,444
         Land, buildings & leasehold improvements                       574,620            561,588
         Tooling costs                                                  520,711            613,722
                                                                     ----------         ----------
                                                                      4,174,896          3,873,754
         Accumulated depreciation and amortization                    2,071,293)        (1,715,039)
                                                                     ----------         ----------
                                                                     $2,103,603         $2,158,715
                                                                     ==========         ==========

NOTE 7  OTHER ASSETS

        Other assets at June 30 consisted of the following:

                                                                        2000                1999
                                                                     -----------        -----------
        Intangible assets                                            $   795,708        $   793,767
        Cash surrender value of life insurance                             8,073                 --
                                                                     -----------        -----------
                                                                     $   803,781        $   793,767
        Accumulated amortization                                         587,959            528,664
                                                                     -----------        -----------
                                                                     $   215,822        $   265,103
                                                                     ===========        ===========

NOTE 8   REVOLVING LINE OF CREDIT

         The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures April 2001, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. As of June 30, 2000 the Company had approximately $383,000 in unused available credit.

NOTE 9   LONG-TERM DEBT

         Long-term debt at June 30 consisted of the following:
                                                                                        2000                   1999
                                                                                      --------            -------------
         Notes payable to banks/financing companies, due in monthly                $    15,024             $     27,785
         installments of $1,047 including interest ranging from 1.9% to 7.7%, maturing at various dates through 2002, secured by vehicles

         Note payable to equipment manufacturer, non interest bearing, due in               --                   16,320
         monthly installments of $1,360 through 2000

         Note payable to bank, due in monthly installments of $1,375                    11,949                   27,942
         including interest at 8.25% through 2001, secured by equipment

         Note payable to equipment manufacturer, due in monthly installments            40,058                  170,238
         of $10,244 including interest at 10% through 2001, secured by equipment

         Butler Products Corporation Industrial Bonds due in monthly                    83,440                  110,793
         installments of $2,730 including interest at 5.5% through March 2003, secured by equipment

         Butler Products Corporation Small Business Administration loan due                 --                   24,200
         in monthly installments of $2,168 including interest at 9.259%
         through June 2000

         Note payable to financing company, due in monthly installments of             174,238                       --
         $4,250 including interest at 10.36% through April 15, 2001 with final payment at that date of $150,000 to finance the assets acquired from Piecemaker Inc.

          Note payable to PACCAR, Inc. with quarterly payments $79,721               1,062,896                     --
          including interest of 8% commencing December 2000 for a period of
          5 years.

          Junior Subordinated Notes to Butler Products Corporation former              500,000                500,000
          owners at 8% annual interest with annual principal payments of
          $166,667 beginning September 30, 2001 through 2003

                                                                              ----------------      -----------------
                                                                                     1,887,605                877,278
          Less current portion                                                         425,369                230,502
                                                                              ----------------      -----------------
          Total long-term debt                                                     $ 1,462,236             $  646,776
                                                                              ================      =================

          Future maturities of long-term debt by fiscal year are as follows:

          2001                                                                     $   425,369
          2002                                                                         454,181
          2003                                                                         465,627
          2004                                                                         464,271
          2005                                                                          78,157
                                                                              ----------------
                                                                                   $ 1,887,605
                                                                              ================

NOTE 10  COMMON STOCK

         The Company has authorized 150,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 2000 the Company had issued 3,680,592 shares with 3,623,092 shares outstanding and 57,500 treasury shares. At June 30, 1999 the Company had issued 3,580,592 shares with 3,523,092 share outstanding and 57,500 treasury shares.

NOTE 11  WARRANTS TO PURCHASE COMMON STOCK

         The Company has Class B Warrants that entitle the holder to purchase shares of common stock as follows:

                                                                      Number of
                                                          Per Share   Warrants
                                      Expiration Date      Price      Issued
                                      ---------------      -----      ------
         Class B Series 1             March 15, 2001      $  6.00     706,372
         Class B Series 2             July 1, 2009           2.00     500,000

         On March 15, 1999, all Class A Warrants expired by operation of the Class A Warrant Agreement. No Class A Warrants were exercised.

NOTE 12  STOCK OPTION PLANS

         The Company maintains a Non-Qualified Stock Option Plan (the "NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 600,000 shares of Common Stock and the 1996 ISOP covers 900,000 shares of Common Stock. The purpose of the NQSOP and 1996 ISOP, under the discretion of the Company board of directors, is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

         The Board of Directors has reserved 1,500,000 shares under the Plans.

         -----------------------------------------------------------------------------------------------------------------
                                        Total #   $4.00     $1.00    $1.625    $2.25      $1.188    $1.0625    Weighted-
                                                                                                                Average
                                           of                                                                  Exercise
         Stock Option Summary            Shares  Options   Options  Options   Options    Options    Options      Price
         -----------------------------------------------------------------------------------------------------------------

         Options Outstanding at June    1,105,000  70,000  1,035,000        0          0          0          0        1.19
         30, 1998

         Options Granted                   75,000       0          0   30,000                                0        1.57
                                                                                  15,000     30,000
         Options Canceled                  -5,000       0     -5,000        0          0          0          0        1.00

         Options Outstanding at June    1,175,000  70,000  1,030,000   30,000                                0        1.21
         30, 1999                                                                 15,000     30,000
         Options Granted                   60,000       0          0        0          0                              1.13
                                                                                             30,000     30,000
         Options Canceled                       0       0          0        0          0          0          0
         Options Outstanding at June    1,235,000  70,000  1,030,000   30,000                                         1.21
         30, 2000                                                                 15,000     60,000     30,000

         Exercisable at June 30, 2000   1,160,000  70,000  1,030,000   30,000          0     30,000     30,000        1.23
         Exercisable at June 30, 1999     790,000  70,000    690,000   30,000          0          0          0        1.29

         Available for future grant at
         June 30, 2000                    265,000
         ------------------------------------------------------------------------------------------------------------------
         Weighted-average remaining          6.7        4        6.5        9          9        9.5         10
         contractual life in years
         ------------------------------------------------------------------------------------------------------------------

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion no. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects had stock options issued to employees been recorded under SFAS 123 is as follows:

                                                                 2000                    1999
                                                          -----------------      ------------------
         Additional compensation expense                         $   43,000              $   31,000
         Pro forma net income                                       399,577                 463,444
                                                          =================      ==================
         Pro forma basic earnings per share                      $      .11              $      .13
                                                          =================      ==================

         The Company utilized the Black Scholes option value pricing model to estimate the value of the options granted. Assumptions utilized in the Black Scholes model include a risk free interest rate of 6.5% for 2000 and 6% for 1999, an expected life of 10 years, a volatility of .71 and .62 for 2000 and 1999, respectively and no expected dividends.

NOTE 13  EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share at June 30, 2000 and 1999.

                                                                                    2000                  1999
                                                                             -----------------      ----------------
         Numerator
            Net income                                                             $   442,577           $   494,444
                                                                             =================      ================

         Denominator
            Denominator for basic earnings per share -
            Weighted average common shares outstanding                               3,618,708             3,523,092

             Effect of dilutive securities:
                 Conversion of dilutive stock options                                  198,736               530,848
                                                                             -----------------      ----------------

             Denominator for dilutive earnings per share -
             adjusted weighted average shares and assumed conversion                 3,817,444             4,053,940
                                                                             =================      ================

         Basic and Comprehensive Net Earnings Per Share                            $      0.12           $      0.14
                                                                             =================      ================

         Diluted Net Earnings Per Share                                            $      0.12           $      0.12
                                                                             =================      ================

         The stock options with exercise prices greater than $1.625 could potentially dilute basic net earnings per share in the future. These are not included in the diluted computation currently because they would be antidilutive at June 30, 2000 and 1999.

NOTE 14  INCOME TAXES

         Income tax expense (benefit) is comprised of the following:

                                                                        2000                   1999
                                                                   ------------           ------------
         Current                                                   $         --           $         --
         Deferred - Current                                             (27,000)               (26,000)
         Deferred - Long-term                                            27,000                 26,000
                                                                   ------------           ------------
                                                                   $        -0-           $        -0-
                                                                   ============           ============

         Deferred income taxes result from timing differences in reporting income and expenses for financial statement and income tax purposes. The primary sources of deferred income taxes result from: (1) the use of different methods of depreciation for income tax and financial statement purposes, (2) the uniform capitalization of inventory for income tax purposes, (3) direct write-off of bad debts for income tax purposes, and (4) foreign losses.

         The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                              2000                1999
                                                                          -----------        --------------
         Current deferred tax assets:
               Accounts receivable                                        $    27,200          $     39,000
               Inventory                                                       11,000                 7,000
               Foreign net operating loss carry-forwards                      575,000               646,000
                                                                          -----------          ------------
               Deferred tax assets                                            613,200               692,000

         Non-current deferred tax liabilities:
                Depreciation                                                  (74,000)              (46,000)
                                                                          -----------          ------------
         Net deferred income tax assets                                             -                     -
         Valuation allowance                                                 (539,200)             (646,000)
                                                                          -----------          ------------
         Net deferred income taxes                                        $        -0-         $         -0-
                                                                          ===========          ============

         The valuation allowance has decreased $106,800 and $204,500 in 2000 and 1999, respectively due to utilization of net operating loss carry-forwards to offset current taxable income. The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,690,000 at June 30, 2000.

         The difference between the effective rate of income tax expense at June 30, 2000 and 1999 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.

                                                                             2000                  1999
                                                                          -----------          ------------
         Provision for income tax expense at
           U.S. statutory rates                                           $  150,000           $    168,000
         Increase (decrease) in tax provision
           resulting from:
              U.S. net operating loss carry-forwards not
                 previously recognized                                       (30,000)                    --
              Non-deductible expense                                           3,500                 36,500
              Utilization of tax credits                                     (15,000)                    --
              Other                                                           (1,700)                    --
         Change in valuation reserve                                        (106,800)             (204,500)
                                                                            ---------          -------------
         Income tax expense                                               $      -0-           $         -0-
                                                                          ===========          =============

         For the years ended June 30, 2000 and 1999, the Company utilized tax-basis net operating loss carry-forwards amounting to approximately $85,600 and $597,000 to decrease federal income tax expense by $30,000 and $203,000, respectively.

NOTE 15  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Osaka, Japan. The Houston lease is $8,000 per month through 2002. The Madill, Oklahoma leases are $6,000 per month through 2004. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2000, the future minimum rental payments required under operating leases were approximately:

         2001                                                  $   317,993
         2002                                                      310,702
         2003                                                      213,218
         2004                                                      196,311
         2005                                                      124,077
         Thereafter                                              2,536,632
                                                                ----------
         Total                                                  $3,698,933
                                                                ==========

         Rent expense was approximately $297,000 and $298,000 during the years ended June 30, 2000 and 1999, respectively.

         INSURANCE COVERAGE - The Company is self-insured against product liability and completed operations. This development, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintains in force and effect, product liability and completed operations insurance held by Butler Products Corporation at the time of acquisition. The Company maintains directors' and officers' insurance coverage.

         SHANGHAI OMNI GEAR CO., LTD. (SHANGHAI OMNI GEAR) - During fiscal year 1995, Omni U.S.A., Inc. through Omni Resources entered into an agreement with a Chinese company for the operation of a manufacturing facility in Shanghai, China. The agreement calls for an aggregate investment by Omni Resources of $2,625,000 in cash, equipment and inventory. Substantially all profits or losses will be allocated to Omni Resources. The land and facilities are leased from the Chinese company for thirty years and this obligation is included in the operating lease commitments elsewhere in this footnote. Omni Gear has the option to purchase the assets subject to this lease for approximately $1.8 million. As of June 30, 2000, Omni Resources and Omni USA have advanced Shanghai Omni Gear approximately $3,270,000.

         EMPLOYMENT - Eleven percent of the Company's employees, (specifically, twenty-three of forty-one Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires June 12, 2001. Management believes that expiration of the agreement will not impact future operations.

         EMPLOYEE BENEFITS - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2000 and 1999, the Company made no contributions.

NOTE 16  MAJOR CUSTOMERS AND SUPPLIERS

         The Company and its subsidiaries had consolidated sales in its power transmission component segment to one domestic customer of $4,187,000 and $2,400,000 representing 20% and 13% of total consolidated sales in fiscal 2000 and 1999, respectively.

         Approximately 63% and 67% of the Company's products were purchased from two companies in China in 2000 and 1999, respectively.

NOTE 17  SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities are as follows:

             During 2000, the Company issued 100,000 shares of stock for the purchase of Piecemaker assets as discussed in Note 2. The value of the stock on the date of issuance was $112,499.

             During 1999 the Company acquired equipment in lieu of payment on accounts receivable amounting to $46,016.

             The Company paid interest of $354,734 and $287,983 for the fiscal years ended June 30, 2000 and 1999 respectively.

NOTE 18  SEGMENT INFORMATION

         The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment. Selected financial information by business segment with respect to these activities for the years ended June 30 are as follows:


                                                                                   2000                  1999
                                                                         -------------------     ------------------
         NET SALES
           Power Transmission Components                                     $   16,292,020         $   13,593,483
           Trailer and Implement Components                                       4,419,871              4,226,696
           Corporate and Eliminations                                                    --                     --
                                                                         ------------------     ------------------
           Total Omni U.S.A., Inc.                                           $   20,711,891         $   17,820,179
                                                                         ==================     ==================

         INCOME FROM OPERATIONS
           Power Transmission Components                                     $    1,123,561         $      601,885
           Trailer and Implement Components                                         281,445                295,804
           Corporate and Eliminations                                              (451,678)              (200,368)
                                                                         ------------------     ------------------
           Total Omni U.S.A., Inc.                                           $      953,328         $      697,321
                                                                         ==================     ==================

         NET INCOME
           Power Transmission Components                                     $      710,739         $      378,403
           Trailer and Implement Components                                         240,165                323,076
           Corporate and Eliminations                                              (508,327)              (207,035)
                                                                         ------------------     ------------------
           Total Omni U.S.A., Inc.                                           $      442,577         $      494,444
                                                                         ==================     ==================

         IDENTIFIABLE ASSETS
           Power Transmission Components                                     $    7,713,614         $    6,712,782
           Trailer and Implement Components                                       2,527,363              2,214,139
                                                                         ------------------     ------------------
           Total Omni U.S.A., Inc.                                           $   10,240,977         $    8,926,921
                                                                         ==================     ==================

         REVENUES
           Domestic Customers                                                $   19,670,619         $   17,052,369
           Foreign Customers                                                      1,041,272                767,810
                                                                         ------------------     ------------------
           Total Revenues                                                    $   20,711,891         $   17,820,179
                                                                         ==================     ==================

         PROPERTY AND EQUIPMENT (NET)
           Domestic                                                          $      820,578         $      717,868
           Foreign                                                                1,283,025              1,440,847
                                                                         ------------------     ------------------
           Total Property and Equipment                                      $    2,103,603         $    2,158,715
                                                                         ==================     ==================

         DEPRECIATION AND AMORTIZATION
           Power Transmission Components                                     $      279,450         $      160,815
           Trailer and Implement Components                                         136,099                155,112
                                                                         ------------------     ------------------
           Total Omni U.S.A.                                                 $      415,549         $      315,927
                                                                         ==================     ==================

NOTE 19  SUBSEQUENT EVENT

         On May 27, 1998, the Company entered into an agreement to acquire (the "Purchase Agreement") Agritrans BV and its subsidiaries, Agdrive BV and Agritrans KFT (collectively, "Agritrans"). Pending closing, the Company had entered into a strategic cross-marketing agreement with Agritrans. On July 28, 2000, the Purchase Agreement and the strategic cross-marketing agreement were canceled by mutual consent of the parties.

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

NAME                                    AGE                 POSITION

Jeffrey K. Daniel                       39                  President, Chief Executive Officer and Director

Craig L. Daniel                         40                  Vice President-Manufacturing and Director

Michael A. Zahorik                      37                  Executive Vice President, Chief Operating Officer,
                                                            General Counsel and Secretary

David M. Sallean                        34                  Chief Financial Officer

James L. Davis                           *                  Director (through March 12, 2000)

John F. Lillicrop                       65                  Director

W. Wayne Patterson                      57                  Director

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

CRAIG L. DANIEL has been a full time employee of Omni since April, 1989, and is currently Vice President-Manufacturing for the Company, Managing Director of Omni Resources, Ltd. and General Manager of Shanghai Omni Gear Co., Ltd. Craig
L. Daniel is the brother of Jeffrey K. Daniel. Craig L. Daniel has served as a director of the Company since December 1993.

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

DAVID M. SALLEAN joined the Company as its Chief Financial Officer in March 1999. Mr. Sallean has a Bachelors degree from Southwest Texas State University and is a Certified Public Accountant. Prior to his employment with the Company, Stewart Title Guaranty Company from June 1988 through March 1999 employed Mr. Sallean, most recently as Controller of National Title Services.

JAMES L. DAVIS(1947-2000) provided financial advice to mid-sized companies through Waterford Capital, Inc., a financial services firm he owned since 1988. Before founding Waterford Capital, Inc., Mr. Davis was a partner at the accounting firm of Deloitte & Touche. From September 1991 through December 1995, Mr. Davis was a director of Entourage International, Inc., a skin care products company. Mr. Davis had a Bachelor of Business Administration degree from Texas Tech University and was a Certified Public Accountant. Mr. Davis served as a director of the Company from December 1996 through March 12, 2000. * - deceased

JOHN F. LILLICROP is currently the Unitholder Representative for the Unitholder's of OECO, LLC ("OECO"), a defense and aerospace electronics manufacturer in Portland, Oregon. From April 1996 to August 2000 he was Vice Chairman, President and CEO of OECO. From April 1994 through March 1996, Mr. Lillicrop was Senior Vice President of investment banking at Black and Company, Inc. in Portland, Oregon. From December 1990 through April 1994, Mr. Lillicrop was Chairman of Springtime, Inc. I, a wholesale grower of nursery products in Hillsboro, Oregon. Mr. Lillicrop is a director of Tycom Corporation, Benchmade Knife Company, Inc. and the Association for Corporate Growth, Columbia/Willamette chapter in Portland, Oregon. Mr. Lillicrop is a graduate of the University of Colorado and received his EMBA from the Peter Drucker Graduate Management Center of the Claremont Graduate School. Mr. Lillicrop has served as a director of the Company since December 1996.

W. WAYNE PATTERSON is currently Chairman and CEO of Vector, esp, Inc., a server based computing integrator which he co-founded in March 2000. Immediately prior to this, Mr. Patterson co-founded and served as chairman of Integrated Graphics, a consolidation of companies in the graphics industry that is now one of the largest graphics companies in the United States. Mr. Patterson was formerly the Chairman, CEO and founder of Texas Micro Systems, a manufacturer of computers primarily for the telecommunications industry. Mr. Patterson also served as Chairman and CEO of BriskHeat Corporation, a manufacturer of thermal management products to the laboratory, aerospace and semiconductor industries. Prior to founding Texas Micro and BriskHeat in 1989, Mr. Patterson served as Executive Vice President of Keystone International, Inc., a NYSE-listed manufacturer of flow control products. In this position, he led Keystone's merger and acquisition activities in addition to his operational responsibilities. Mr. Patterson continued to serve as Director and Chairman of the Audit Committee of Keystone until its merger with TYCO in August of 1997. Mr. Patterson holds BBA and LLD degrees from the University of Texas, is a CPA and a member of the Texas State Bar and has served as a director for the Company since February 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                       Annual Compensation                    Long Term Compensation
                              ---------------------------------------------------------------------------------
                                                                                 Awards              Payouts
                                                                     ------------------------------------------
                                                                     Restricted    Securities
Name and                                              Other Annual      Stock      Underlying          LTIP       All Other
Position                Year      Salary      Bonus   Compensation     Awards     Options/SARs        Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey K. Daniel
President & CEO          1998       $ 76,500    -           -             -            -                 -            -
                         1999         76,500    -           -             -            -                 -            -
                         2000        130,000    -           -             -            -                 -            -

Craig L. Daniel
Vice President-          1998         76,500    -           -             -            -                 -            -
Manufacturing            1999         76,500    -           -             -            -                 -            -
                         2000         85,000    -           -             -            -                 -            -

Michael A. Zahorik
Executive Vice           1998         68,500    -           -             -            -                 -            -
President, COO &         1999         73,250    -           -             -            -                 -            -
Gen. Counsel             2000         85,000    -           -             -            -                 -            -

David M. Sallean
CFO                      1998       -           -           -             -            -                 -            -
                         1999         70,000    -           -             -            30,000 *          -            -
                         2000       $ 85,000    -           -             -            30,000 **         -            -


No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 2000.

---------------------------

* On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock. These grants are at an exercise price of $1.188 and vest 100% three (3) years from date of grant. SEE "STOCK OPTION PLANS" below.

** On February 24, 2000, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock. These grants are at an exercise price of $1.0625 and vest 100% three (3) years from date of grant. SEE "STOCK OPTION PLANS" below.

         None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a change of contract, termination of employment, or otherwise.

         STOCK OPTION PLANS AND STOCK OPTIONS

         The Company maintains a 1994 Non-Qualified Stock Option Plan (the "1994 NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 600,000 shares of Common Stock and the 1996 ISOP covers 900,000 shares of Common Stock. The purpose of the NQSOP and 1996 ISOP, under the discretion of the Company board of directors, is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

         On June 6, 1997, the Board, upon recommendation from the Compensation Committee, repriced all options granted and existing to current Company employees under the 1996 ISOP and NQSOP from $4.00 per share to $1.00 per share. The repriced options vest 50% twelve (12) months from date of grant and 50% twenty-four (24) months from date of grant.

          On June 6, 1997, the Board, upon recommendation of the Compensation Committee, granted options to purchase 136,000 shares of Common Stock at $1.00 per share to each Jeffrey K. Daniel and Craig L Daniel, and granted options to purchase 68,000 shares of Common Stock at $1.00 per share to Michael A. Zahorik, all such options to vest three (3) years from date of grant.

         On January 25, 1999, the Board, under the NQSOP, granted 10,000 options to purchase Company Common Stock at $1.625 per share to James L. Davis, John F. Lillicrop, and W. Wayne Patterson. All director options were immediately vested.

         On January 3, 2000, the Board, under the NQSOP, granted 10,000 options to purchase Company Common Stock at $1.188 per share to James L. Davis, John F. Lillicrop, and W. Wayne Patterson. All director options were immediately vested.

         On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock at an exercise price of $1.188, vesting 100% three (3) years from date of grant.

         On February 24, 2000, under the 1996 ISOP, David M. Sallean was granted options to purchase 30,000 shares of Common Stock at an exercise price of $1.0625, vesting 100% three (3) years from date of grant.

         The following table provides repricing information for options held by any of the Company's five most highly compensated executive officers. The repricing reflected in the table was implemented in 1997 on the recommendation of the Compensation Committee in place at that time to conform the options to prevailing market prices and provide an incentive for which the options were designed.

                                            Ten-Year Options/SAR Repricings

                                    Number of                                             Length
                                    Securities    Market         Exercise                 of Original
                                    Underlying    Price of Stock Price of Stock           Option Term
                                    Options/SARs  at Time of     at Time of     New       Remaining at
                                    Repriced or   Repricing or   Repricing or   Exercise  Date of
Name                       Date     Amended       Amendment      Amendment      Price     Repricing
----                       ----     -------       ---------      ---------      -----     ---------

Jeffrey K. Daniel          6/6/97    160,000       $0.75          $4.00         $1.00     9 years
Craig L. Daniel            6/6/97    160,000       $0.75          $4.00         $1.00     9 years
Michael A. Zahorik         6/6/97     70,000       $0.75          $4.00         $1.00     9 years

         Under the 1996 ISOP, options for 955,000 shares had been granted as of June 30, 2000. Under the 1994 NQSOP, options for 280,000 shares had been granted as of June 30, 2000. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2000 based on the closing price of Common Stock at June 30, 2000 of $1.125:

                                                                    1994 NQSOP and 1996 ISOP
                                             -----------------------------------------------------------------------
   Name and Position                         Dollar Value / Shares Exercisable         Total Number of Shares
   -----------------                         ----------------------------------        ----------------------
                                                                                       Represented by Options
                                                                                       ----------------------

Jeffrey K. Daniel                                     $ 37,000/296,000                         296,000
   President and CEO

Craig L. Daniel                                       $ 37,000/296,000                         296,000
   Vice President-Manufacturing

Michael A. Zahorik                                    $ 17,250/138,000                         138,000
     Executive Vice President, COO
     & General Counsel

David M. Sallean                                      $      0/0                                60,000
    Chief Financial Officer

Executive Officer Group                               $ 91,250/730,000                         790,000

Non-Executive Officer Employee Group                  $ 25,000/200,000                         215,000

Total                                                 $116,250/930,000                       1,005,000

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                                Value of Unexercised
                                                                   Number of Unexercised        in-the-money Options/
                               Shares Acquired      Value         Options/SARs at FY-End          SARs at FY-End (2)
Name                              on Exercise      Realized    (1)Exercisable/Unexercisable   Exercisable/Unexercisable
----                              -----------      --------    ----------------------------   -------------------------
Jeffrey K. Daniel
President & CEO                       N/A           N/A                  296,000                        $37,000
                                                                         -------                        -------
                                                                         296,000/0                      $37,000/$0
Craig L. Daniel
Vice President-
   Manufacturing                      N/A           N/A                  296,000                        $37,000
                                                                         -------                        -------
                                                                         296,000/0                      $37,000/$0
Michael A. Zahorik
Exec. Vice President, COO
   & General Counsel                  N/A           N/A                  138,000                        $17,250
                                                                         -------                        -------
                                                                         138,000/0                      $17,250/$0
David M. Sallean
Chief Financial Officer               N/A           N/A                   60,000                        $ 7,500
                                                                          ------                          ------
                                                                        0/60,000                        $ 0/$7,500

------------------------
N/A Not applicable. No options were exercised during the fiscal year ended June 30, 2000.
(1) Indicates number of options exercisable and unexercisable as of June 30, 2000.
(2) Based upon closing price of Common stock at June 30, 2000 of $1.125.

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

ITEM 11.   SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

CAPITALIZATION

         The Company's currently authorized equity securities are as follows:
(i) 150,000,000 shares of Common Stock, par value $.004995 per share, (ii) 1,362,773 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 1, 2000, the Company had outstanding 3,623,092 shares of Common Stock, and Class B Warrants to purchase 1,206,372 shares of Common Stock.

         CLASS A AND B WARRANTS. There are 1,206,372 Class B Warrants to purchase Common Stock. 706,372 of the Class B Warrants may be exercised at any time between 90 days after issuance and March 15, 2001, at $6.00 per share. The 500,000 Class B Warrants issued to PACCAR, Inc. may be exercised at any time and expire July 1, 2009 (see Note 3 in the footnotes to the financial statements). The Class A Warrants, which were exercisable by the holder thereof at any time between 90 days after issuance and March 15, 1999, at $4.00 per share, expired on March 15, 1999. No class A Warrants were exercised.

         SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 2000, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                                         Amount and Nature
                                                           Of Beneficial
Name and Address of Beneficial Owner                         Ownership             Percent of Class(1)
------------------------------------                         ---------             -------------------
Edward L. Daniel (4)                                           527,068                   14.6%
Joan J. Daniel (4)                                             527,068                   14.6%
PACCAR, Inc. (12)                                              500,000                   12.1%
Craig L. Daniel (2)(7)                                         404,511                    8.3%
Websters Publishing, Ltd. (3)                                  351,321                    8.1%
Jeffrey K. Daniel (2)(6)                                       349,683                    7.2%
Michael A. Zahorik (2)(8)                                      195,452                    4.0%
David M. Sallean (2)(11)                                         8,500                     *
Estate of James L. Davis (5)                                    60,000                    1.2%
John F. Lillicrop (9)                                           70,000                    1.4%
W. Wayne Patterson (10)                                         40,000                     *
Executive Officers and Directors as a Group                  1,128,146                   23.2%
* less than 1% of the total number of shares outstanding

------------------------------
(1)      Based upon 3,623,092 shares of Common Stock outstanding as of June 30,
         2000.
(2)      The address for all officers is 7502 Mesa Road, Houston, Texas 77028.
(3) Includes 245,006 shares purchasable under B Warrants exercisable within 60 days at $6.00 per share. The address of such beneficial owner is Caroline Center, 10th Floor, 28 Yun Ping Road, Causeway Bay, Hong Kong.
(4) Includes 375,000 shares each subject to certain conditions and limitations set forth in the Registration Rights Agreement (see Exhibit 10.11). The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.
(5) Includes 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.188 per share. The address of such beneficial owner is One Park Ten Place, Suite 340, Houston, Texas 77084.
(6) Includes 296,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 3,763 shares held in street name and 770 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 12,387 shares purchased through the Company's 401(k) plan.
(7) Includes 296,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 6,800 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.
(8) Includes 138,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 21,900 shares held of record by the Michael
         A. Zahorik Individual Retirement Account, a self-directed IRA and 12,052 shares purchased through the Company's 401(k) plan.
(9) Includes 40,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.188 per share. Owned jointly with Stella J. Lillicrop. The address of such beneficial owners is 1220 Skyland Drive, Lake Oswego, Oregon 97034.
(10) Includes 20,000 shares purchasable under options exercisable within 60 days at $1.00 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.625 per share and 10,000 shares purchasable under options exercisable within 60 days at $1.188 per share. The address of such beneficial owner is 5847 San Felipe, Houston, Texas 77057.
(11) Includes 8,500 shares held of record by the David M. Sallean Individual Retirement Account, a self-directed IRA.
(12) Includes 500,000 shares purchasable under Class B Warrants exercisable within 60 days at $2.00 per share and expire July 1, 2009. The address of such beneficial owner is 777 106th Avenue NE, Bellevue, WA 98004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             OMNI U.S.A., INC.



                                     BY:     /S/ JEFFREY K. DANIEL
                                             -----------------------------------
                                             JEFFREY K. DANIEL
                                             CHIEF EXECUTIVE OFFICER
                                             AND PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

      SIGNATURE                        TITLE                               DATE

/S/ JEFFREY K. DANIEL       CHIEF EXECUTIVE OFFICER & PRESIDENT       SEPTEMBER 27, 2000
------------------------
JEFFREY K. DANIEL


/S/ DAVID M. SALLEAN        CHIEF FINANCIAL OFFICER                   SEPTEMBER 27, 2000
------------------------
DAVID M. SALLEAN

                                INDEX OF EXHIBITS

EXHIBIT NO.                        NAME OF EXHIBIT

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