Form 10QSB
period 2000-09-30
OMNI USA INC
filed 2000-11-14
CIK 846732

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



At November 14, 2000, there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Condensed Consolidated Balance Sheets
         September 30, 2000 and June 30, 2000

Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2000 and September 30, 1999

Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2000 and September 30, 1999

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                  September 30, 2000              June 30, 2000
                                                     (unaudited)
                                                 --------------------           ----------------

CURRENT ASSETS
   Cash                                                 $    379,813                $    587,044
   Accounts receivable, trade, net                         2,732,382                   3,151,091
   Accounts receivable, related parties                       23,465                      27,613
   Inventories                                             4,293,887                   4,103,840
   Prepaid expenses                                          218,513                      51,964
                                                        ------------                ------------
               TOTAL CURRENT ASSETS                        7,648,060                   7,921,552
                                                        ------------                ------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization               2,064,240                   2,103,603
                                                        ------------                ------------
OTHER ASSETS
   Primarily intangible assets, net                          217,517                     215,822
                                                        ------------                ------------
TOTAL ASSETS                                           $   9,929,817               $  10,240,977
                                                      ==============               =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                     $   2,137,679                $   1,895,015
   Line of credit                                           2,435,795                    2,626,457
   Accrued expenses                                           275,959                      474,758
   Current portion of long-term debt                          399,137                      425,369
                                                       ---------------              --------------
               TOTAL CURRENT LIABILITIES                    5,248,570                    5,421,599
                                                       ---------------              --------------
LONG-TERM DEBT                                              1,447,165                    1,462,236
                                                       ---------------              --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                18,384                       18,384
   Additional paid-in capital                               5,360,560                    5,360,560
   Treasury Stock                                            (57,141)                     (57,141)
   Retained earnings (deficit)                            (2,185,752)                  (2,062,692)
   Foreign currency translation adjustment                     98,031                       98,031
                                                       ---------------              --------------
               TOTAL STOCKHOLDERS' EQUITY                   3,234,082                    3,357,142
                                                       ---------------              --------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  9,929,817                $  10,240,977
                                                       ===============              ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                For the three months         For the three months
                                                       ended                         ended
                                                 September 30, 2000           September 30, 1999
                                               ------------------------     ------------------------


NET SALES                                          $4,905,641                   $3,840,448

COST OF SALES                                       3,934,882                    2,988,712
                                                   -----------                 -----------
   Gross Profit                                       970,759                      851,736
                                                   -----------                 -----------
OPERATING EXPENSES
  Selling, general and administrative                 989,109                    1,105,141
                                                   -----------                 -----------
  Operating loss                                      (18,350)                    (253,405)
                                                   -----------                 -----------
OTHER INCOME (EXPENSE)
   Interest expense                                  (119,352)                     (74,866)
   Other, net                                          14,642                     (58,631)
                                                   -----------                 -----------
OTHER INCOME (EXPENSE)                               (104,710)                    (133,497)
                                                   -----------                 -----------
NET AND COMPREHENSIVE LOSS                          $(123,060)                   $(386,902)
                                                   ===========                 ===========
BASIC AND COMPREHENSIVE LOSS PER SHARE                 $(0.03)                      $(0.11)
                                                   ===========                 ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENDSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the three months      For the three months
                                                                  ended                      ended
                                                            September 30, 2000        September 30, 1999
                                                           -------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (123,060)                $   (386,902)
                                                              -------------                ------------
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization                             101,090                      100,042
         Changes in operating assets and liabilities:
            Accounts receivable                                    422,857                      596,780
            Inventories                                           (190,047)                    (351,620)
            Prepaid expenses                                      (166,549)                     (48,164)
            Other Assets                                                --                       38,502
            Accounts payable and accrued expenses                   43,865                     (160,905)
                                                              -------------                ------------
               Total adjustments                                   212,216                      174,635
                                                              -------------                ------------
               Net cash  provided (used) by operating
                 Activities                                         88,156                     (212,267)
                                                              -------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Piecemaker, Inc.                                      --                    (350,990)
   Acquisition of other assets                                      (5,975)                          --
   Capital Expenditures                                            (57,447)                     (29,078)
                                                              -------------                ------------
               Net cash used by investing activities               (63,422)                    (380,068)
                                                              -------------                ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of PACCAR, Inc. loan                                        --                    1,000,000
   Proceeds of Piecemaker financing loan                                --                      200,000
   Net Borrowings/(Payments) on line of credit                    (190,662)                     217,981
   Payments on long-term debt                                      (41,303)                     (49,184)
                                                              -------------                ------------
               Net cash provided/(used) by financing              (231,965)                   1,368,797
                activities
                                                              -------------                ------------
NET INCREASE (DECREASE) IN CASH                                   (207,231)                     776,462

CASH AT BEGINNING OF PERIOD                                        587,044                      292,903
                                                              -------------                ------------
CASH AT END OF PERIOD                                          $   379,813                 $  1,069,365
                                                              -------------                ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2000, and the results of their operations and cash flows for the three month periods ended September 30, 2000, and September 30, 1999, in accordance with generally accepted accounting principles have been included.

2. Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2000 and September 30, 1999, the Company's weighted average shares are calculated as follows:

                                               September 30, 2000       September 30, 1999
                                              ---------------------    ---------------------

Weighted average common shares outstanding            3,623,092                3,606,425



As the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share.

3. Interest paid on debt for the three months ended September 30, 2000 and 1999, was $119,352 and $74,866 respectively. No income taxes were paid during the three months ended September 30, 2000 and 1999, respectively.

4. MAJOR CUSTOMERS AND VENDORS: During the fiscal quarter ended September 30, 2000 and September 30, 1999, the Company and its subsidiaries had consolidated sales of $809,883 and $389,088 and to a domestic customer for a total of 17% and 10% of consolidated sales. During the three months ended September 30, 2000 and September 30, 1999, the Company and its subsidiaries had consolidated purchases of $2,130,148 to one vendor and $2,069,888 to two vendors for a total of 55% and 69% of consolidated purchases.

5. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION

Three months ended             Net Sales   Income from    Interest   Identifiable    Capital        Depreciation/
September 30, 2000                         Operations     Expense    Assets          Expenditures   Amortization
------------------            ----------   -----------    --------   ------------    ------------   -------------
Power Transmission
Components                    $3,772,227      $ 25,211    $ 87,470     $7,553,254        $ 13,609        $ 68,001
                              ----------      --------    --------     ----------        --------        --------
Trailer and Implement
Components                     1,133,414        54,744      20,250      2,376,563          43,838          33,089
                              ----------      --------    --------     ----------        --------        --------
Corporate and Eliminations                     (98,305)     11,632
                              ----------      --------    --------     ----------        --------        --------
Total Omni, U.S.A., Inc.      $4,905,641      $(18,350)   $119,352     $9,929,817        $ 57,447        $101,090
                              ==========      ========    ========     ==========        ========        ========



Three months ended           Net Sales     Property and
September 30, 2000                         Equipment
------------------          ----------     ------------
Domestic                    $4,280,573      $   830,983
                            ----------      -----------
Foreign                        625,068        1,233,221
                            ----------      -----------
Total Omni, U.S.A., Inc.    $4,905,641      $ 2,064,204
                            ==========      ===========



Three months ended             Net Sales   Income from    Interest   Identifiable    Capital        Depreciation/
September 30, 1999                         Operations     Expense    Assets          Expenditures   Amortization
------------------            ----------   -----------    --------   ------------    ------------   -------------
Power Transmission
Components                    $2,849,130     $(158,351)   $ 54,227     $6,898,042        $ 16,477        $ 89,902
                              ----------     ---------    --------     ----------        --------        --------
Trailer and Implement
Components                       991,318        24,582      10,640      2,962,369          12,601          10,140
                              ----------     ---------    --------     ----------        --------        --------
Corporate and Eliminations                    (119,636)      9,999
                              ----------     ---------    --------     ----------        --------        --------
Total Omni, U.S.A., Inc.      $3,840,448     $(253,405)   $ 74,866     $9,860,411        $ 29,078       $ 100,042
                              ==========     =========    ========     ==========        ========       =========



Three months ended           Net Sales     Property and
September 30, 1999                         Equipment
------------------          ----------     ------------
Domestic                    $3,567,063      $  905,889
                            ----------      -----------
Foreign                        273,385        1,402,194
                            ----------      -----------
Total Omni, U.S.A., Inc.    $3,840,448      $ 2,308,083
                            ==========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. This report should be read in conjunction with the Company's latest Form 10-KSB, a copy of which may be obtained by visiting the Company's home page at www.ousa.com, or by writing to the Investor Relations Department, Omni U.S.A., Inc., 7502 Mesa Road, Houston, Texas 77028.

Liquidity and Capital Resources
-------------------------------

     The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 credit facility had an outstanding balance of $2,435,795 at September 30, 2000. The Company had working capital of $2,399,490 as of September 30, 2000 and working capital of $2,499,953 as of June 30, 2000, a decrease of $100,463 from June 30, 2000. The decrease in working capital from June 30, 2000 was due primarily to the seasonal increase in inventories and accounts payable together with a decrease in accounts receivable, revolving line of credit and cash, in addition to other nominal changes in working capital.

     Accounts receivable balance of $2,755,847 as of September 30, 2000 decreased $422,857 compared to June 30, 2000 accounts receivable balance of $3,178,704. This is in part due to the receivable collection period which decreased from 56 days to 52 days from June 30, 2000 to September 30, 2000, respectively. Inventory balance as of September 30, 2000 was $4,293,887; an increase of $190,047 compared to June 30, 2000. Inventory increased during the period to support additional sales levels in both business segments.

     The Company had a cash balance of $379,813 as of September 30, 2000; reflecting a negative cash flow of $207,231 compared to the June 30, 2000 cash balance of $587,044. The Company's cash provided by operating activities for the 3 months ended September 30, 2000 of $88,156 consisted of the net loss for the period of $123,060 plus non cash expenses, combined with an decrease in accounts receivable and an increase accounts payable and inventories.

     The Company's cash used in investing activities for the three months ended September 30, 2000 of $63,422 consisted of capital expenditures for the period primarily in the trailer and implement component segment.

     Net cash used by financing activities for the three months ended September 30, 2000 of $231,965 consisted entirely of payments on the line of credit and long-term debt.

     The Company's current ratio was 1.46 as of September 30, 2000, which is substantially the same as the June 30, 2000 current ratio of 1.46.

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

Results for the Quarter ended September 30, 2000 compared with the Quarter ended September 30, 1999
--------------------------------------------------------------------------------

     The Company had net sales of $4,905,641 for the three months ended September 30, 2000. This represents an increase of 28% compared to the three months ended September 30, 1999 net sales of $3,840,448. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2000 and 1999:


                                   Quarter Ended       %       Quarter Ended       %       Dollar        %
Net Sales                              9/30/00      of Total      9/30/99      of Total    Change     Change
-----------------------------      -------------   ---------   -------------   --------   ---------  -------

Power Transmission Components        $ 3,772,227       77%      $ 2,849,130       74%     $ 923,097     32%
                                     -----------      ----      -----------      ----     ---------     ---
Trailer and Implement Components       1,133,414       23%          991,318       26%       142,096     14%
                                     -----------      ----      -----------      ----     ---------     ---
Consolidated                         $ 4,905,641      100%      $ 3,840,448      100%    $1,065,193     28%
                                     -----------      ----      -----------      ----     ---------     ---

     Gross profit for the three months ended September 30, 2000 increased $119,023 to $970,759, compared to gross profit for the three months ended September 30, 1999 of $851,736. The increase in sales and gross profit was primarily attributable to internally generated growth through new and existing customer relationships and new product development in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2000 decreased to 20% as compared to 22% for the three months ended September 30, 1999. This decrease was primarily due to the product mix of sales for the period.

     Selling, general and administrative expenses decreased $116,032 to $989,109 in the three months ended September 30, 2000 from $1,105,141 in the three months ended September 30, 1999. Due to increased sales and internal cost control efforts, selling, general and administrative expenses as a percentage of sales decreased to 20% for the three months ended September 30, 2000 from 29% for the three months ended September 30, 1999.

     Loss from operations for the Company decreased $235,055 to $18,350 for the three months ended September 30, 2000, compared to a loss from operations of $253,405 for the three months ended September 30, 1999. Loss from operations as a percentage of sales decreased to (0.3%) in the three months ended September 30, 2000 compared to (6.6%) in the three months ended September 30, 1999. This increase in both dollars and percentage of sales is the result of sales growth and cost control efforts.

     Interest expense increased $44,486, to $119,352 for the three months ended September 30, 2000 from $74,866 for the three months ended September 30, 1999. The increase resulted from an increased borrowing rate and borrowings associated with the Company's line of credit to meet current inventory and working capital needs and additional borrowing on other long-term debt.

     Other income (expense) was income of $14,642 for the three months ended September 30, 2000 compared to an expense of $58,631 for the three months ended September 30, 1999. This change relates primarily to expensing un-amortized organizational costs of $38,502 (relating to the implementation of Financial Accounting Standards Board SOP 98-5 "Reporting on the Cost of Start-Up Activities") in the first fiscal quarter ended September 30, 1999.

     The Company's net loss decreased $263,842 to $123,060, or $0.03 per share, for the three months ended September 30, 2000 compared to $386,902, or $0.11 per share, for the three months ended September 30, 1999.

Year 2000
---------

     As a result of the Company's year 2000 assessment and remediation, the Company has not experienced any materially adverse effects on its operations as a result of the Year 2000 issue.

Cautionary Statement
--------------------

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

                                                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

Item 2.  Change in Securities.
         --------------------
             Not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

             Not applicable.

Item 5.  Other Information.
         ------------------

             None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000              OMNI U.S.A., INC.

                                       By: /s/  Jeffrey K. Daniel
                                           ----------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                                       By: /s/  David M. Sallean
                                           ----------------------
                                           David M. Sallean
                                           Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000              OMNI U.S.A., INC.

                                       By:
                                           ----------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                                       By:
                                           ----------------------
                                           David M. Sallean
                                           Chief Financial Officer