Form 10QSB
period 2000-12-31
OMNI USA INC
filed 2001-02-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____




At February 14, 2001, there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         December 31, 2000 and June 30, 2000

Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31, 2000 and
         December 31, 1999

Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other
         Comprehensive Income

Condensed Consolidated Statements of Cash Flows
         Three Months and Six Months Ended December 31, 2000 and
         December 31, 1999

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      December 31, 2000              June 30, 2000
                                                                        (unaudited)
                                                                   ---------------------         --------------------
CURRENT ASSETS
   Cash                                                                        $358,192                     $587,044
   Accounts receivable, trade, net                                            3,531,557                    3,151,091
   Accounts receivable, related parties                                          28,507                       27,613
   Inventories                                                                4,180,503                    4,103,840
   Prepaid expenses                                                             117,726                       51,964
                                                                   ---------------------         -------------------

               TOTAL CURRENT ASSETS                                           8,216,485                    7,921,552
                                                                   ---------------------         --------------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  2,285,235                    2,103,603
                                                                   ---------------------         --------------------

OTHER ASSETS
   Primarily intangible assets, net                                             214,639                      215,822
                                                                   ---------------------         --------------------

TOTAL ASSETS                                                                $10,716,359                  $10,240,977
                                                                   =====================         ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $2,510,726                   $1,895,015
   Line of credit                                                             2,694,142                    2,626,457
   Accrued expenses                                                             314,399                      474,758
   Current portion of long-term debt                                            492,590                      425,369
                                                                   ---------------------         --------------------

               TOTAL CURRENT LIABILITIES                                      6,011,857                    5,421,599
                                                                   ---------------------         --------------------

LONG-TERM DEBT                                                                1,486,656                    1,462,236
                                                                   ---------------------         --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                                  18,384                       18,384
   Additional paid-in capital                                                 5,360,560                    5,360,560
   Treasury stock                                                              (57,141)                     (57,141)
   Retained earnings (deficit)                                              (2,201,759)                  (2,062,692)
   Accumulated other comprehensive income - foreign
    currency translation adjustment                                              97,802                       98,031
                                                                   ---------------------         --------------------

               TOTAL STOCKHOLDERS' EQUITY                                     3,217,846                    3,357,142
                                                                   ---------------------         --------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $10,716,359                  $10,240,977
                                                                   =====================         ====================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                         OMNI U.S.A., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                            THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                               ENDED              ENDED             ENDED              ENDED
                                                            DECEMBER 31,       DECEMBER 31,       DECEMER 31,        DECEMER 31,
                                                               2000               1999              2000               1999
                                                        ------------------  -----------------  -----------------  ----------------
NET SALES                                                      $6,290,169         $5,053,520        $11,195,810        $8,893,968

COST OF SALES                                                   5,052,667          3,719,782          8,987,549         6,708,494
                                                        ------------------  -----------------  -----------------  ----------------
GROSS PROFIT                                                    1,237,502          1,333,738          2,208,261         2,185,474

OPERATING EXPENSES
       Selling, general and administrative                      1,133,848          1,178,072          2,122,957         2,283,213
                                                        ------------------  -----------------  -----------------  ----------------
OPERATING INCOME (LOSS)                                           103,654            155,666             85,304          (97,739)

OTHER INCOME (EXPENSE)
       Interest expense                                          (138,691)           (87,966)          (258,043)         (162,832)
       Other,net                                                   19,030            (5,485)             33,672          (64,116)
                                                        ------------------  -----------------  -----------------  ----------------
TOTAL OTHER INCOME (EXPENSE)                                    (119,661)           (93,451)          (224,371)         (226,948)
                                                        ------------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                               $(16,007)            $62,215         $(139,067)        $(324,687)
                                                        ==================  =================  =================  ================

BASIC EARNINGS (LOSS) PER SHARE                                     $0.00              $0.02            $(0.04)           $(0.09)
                                                        ==================  =================  =================  ================

FULLY DILUTED EARNINGS (LOSS) PER SHARE                             $0.00              $0.02            $(0.04)           $(0.09)
                                                        ==================  =================  =================  ================


  The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
   FOR THE YEAR ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED DECEMBER 31, 2000

                                  Common Stock                                                          Accumulated
                                     Number                   Additional                                   Other
                                    Of Shares                   Paid-in      Treasury     Retained     Comprehensive
                                   Outstanding     Amount       Capital       Stock        Deficit         Income          Total
                                 ---------------------------------------------------------------------------------------------------


Balance, June 30, 1999               3,523,092       17,885      5,248,560      (57,141)   (2,505,269)          98,031    2,802,066

Issuance of common shares              100,000          499        112,000                                                  112,499

Net Income                                                                                $    442,577                      442,577
                                 ---------------------------------------------------------------------------------------------------

Balance, June 30, 2000               3,623,092     $ 18,384    $ 5,360,560    $ (57,141)  $(2,062,692)      $   98,031   $3,357,142

Net Income six months ended
  December 31, 2000                                                                          (139,067)                     (139,067)

Other comprehensive income -
  loss on foreign currency
  translation adjustment                                                                                         (229)        (229)
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 2000           3,623,092     $ 18,384    $ 5,360,560    $ (57,141)  $(2,201,759)      $   97,802   $3,217,846
                                 ---------------------------------------------------------------------------------------------------
                                 ---------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                        OMNI U.S.A., INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                             THREE MONTHS       THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                                ENDED              ENDED              ENDED              ENDED
                                                             DECEMBER 31,       DECEMBER 31,        DECEMER 31,       DECEMER 31,
                                                                 2000               1999               2000              1999
                                                         -----------------  -----------------  -----------------  -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                           $   (16,007)       $   62,215         $   (139,067)     $   (324,687)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
    Depreciation and amortization                                  90,857            82,669              191,947           182,711
    Changes in operating assets and liabilities:
     Accounts receivable                                         (804,217)         (676,149)            (381,360)          (79,369)
     Inventories                                                  113,384          (316,937)             (76,663)         (668,557)
     Prepaid expenses                                             100,787            45,111              (65,762)           (3,053)
     Intangible assets                                                 -                 -                    -             38,502
     Accounts payable and accrued expenses                        411,257           195,515              455,122            34,610
                                                          -----------------  -----------------  -----------------  -----------------

      Total adjustments                                           (87,932)         (669,791)             123,284          (495,156)
                                                          -----------------  -----------------  -----------------  -----------------

      Net cash used by operating activities                      (103,939)         (607,576)             (15,783)         (819,843)
                                                          -----------------  -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Piecemaker, Inc.                                      -                 -                    -           (350,990)
  Acquisition of other assets                                          -                 -                (5,975)               -
  Capital expenditures                                            (65,815)           (7,096)            (123,262)          (36,174)
                                                          -----------------  -----------------  -----------------  -----------------

     Net cash used by investing activities                        (65,815)           (7,096)            (129,237)         (387,164)
                                                          -----------------  -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of PACCAR, Inc. loan                                        -                 -                    -          1,000,000
  Proceeds of Piecemaker financing loan                                -                 -                    -            200,000
  Borrowings on line of credit                                  3,521,092         3,763,096            7,244,193         7,259,289
  Payments on line of credit                                   (3,262,745)       (3,798,693)          (7,176,508)       (7,076,905)
  Payments on long-term debt                                     (110,214)          (59,418)            (151,517)         (108,602)
                                                          -----------------  -----------------  -----------------  -----------------

     Net cash provided (used) by financing activities             148,133           (95,015)             (83,832)        1,273,782
                                                          -----------------  -----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                   (21,621)         (709,687)            (228,852)           66,775

CASH AT BEGINNING OF PERIOD                                       379,813         1,069,365              587,044           292,903
                                                          -----------------  -----------------  -----------------  -----------------

CASH AT END OF PERIOD                                         $   358,192       $   359,678         $   358,192       $    359,678
                                                          =================  =================  =================  =================

Supplemental disclosure of non-cash investing activities
  Capital expenditures financed by debt                       $   243,159       $         _         $   243,159       $          _
_
                                                          =================  =================  =================  =================


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 2000, and the results of their operations and cash flows for the six month and three month periods ended December 31, 2000, and December 31, 1999, in accordance with generally accepted accounting principles have been included.

There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

NEW ACCOUNTING PRONOUNCEMENT - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second
Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The Company believes its current revenue recognition policies are in accordance with SAB 101 and that there will be no material adverse impact, if any, upon future operations and financial condition of the Company.

2. Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 2000 and December 31, 1999, the Company's weighted average shares are calculated as follows:

                                                                                   Six Months     Six Months
                                                   Quarter Ended  Quarter Ended      Ended          Ended
                                                   December 31,   December 31,     December 31,   December 31,
                                                       2000            1999           2000          1999
                                                  --------------------------------------------------------------
   Weighted average common shares outstanding          3,623,092       3,606,425      3,623,092     3,615,706

   Effect of dilution of securities:  conversion
    of stock options                                         -            50,990            -             -
                                                  --------------------------------------------------------------

   Denominator for dilutive earnings per share         3,623,092       3,657,415      3,623,092     3,615,706
                                                  ==============================================================


When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share.

3. Interest paid on debt for the three months ended December 31, 2000 and 1999, was $138,691 and $87,966 respectively. Interest paid on debt for the six months ended December 31, 2000 and 1999 was $258,043 and $162,832 respectively. No income taxes were paid during the three months or six months ended December 31, 2000 and 1999, respectively.

4. MAJOR CUSTOMERS AND VENDORS: During the six months ended December 31, 2000 and December 31, 1999, the Company and its subsidiaries had consolidated sales of $1,898,426 and $1,862,203 to a domestic customer for a total of 17% and 21% of consolidated sales. During the quarters ended December 31, 2000 and December 31, 1999, the Company and its subsidiaries had consolidated sales of $1,088,543 and $1,473,115 to a domestic customer for a total of 17% and 29% of consolidated sales. During the six months and three months ended December 31, 2000 and December 31, 1999, the Company and its subsidiaries had consolidated purchases of $4,084,128 from one vendor and $4,906,963 from two vendors for a total of 45% and 73% of consolidated purchases. During the quarters ended December 31, 2000 and December 31, 1999, the Company and its subsidiaries had consolidated purchases of $1,953,980 from one vendor and $2,837,075 from two vendors for a total of 39% and 76% of consolidated purchases.

5. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                                                 SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2000                           OPERATIONS  EXPENSE      ASSETS      EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $5,350,040      $308,521   $122,692    $8,630,201      $302,974         $60,204
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             940,129      (71,089)      6,598     2,086,158         6,000          30,653
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (133,778)      9,401
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $6,290,169      $103,654   $138,691   $10,716,359      $308,974         $90,857
==============================================================================================================



-----------------------------------------------------------
THREE MONTHS ENDED             NET SALES    PROPERTY AND
DECEMBER 31, 2000                            EQUIPMENT
-----------------------------------------------------------
Domestic Customers             $5,981,697    $   804,518
-----------------------------------------------------------
Foreign Customers                 308,472      1,480,717
-----------------------------------------------------------
Total Omni, U.S.A., Inc.       $6,290,169    $ 2,285,235
===========================================================



--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 1999                           OPERATIONS   EXPENSE      ASSETS      EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $4,060,481    $ 283,036   $ 70,643    $ 7,164,718     $   4,457        $ 69,979
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             993,039        5,730     17,323      2,858,408         2,639          12,690
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                   (133,100)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $5,053,520    $ 155,666   $ 87,966    $10,023,126     $   7,096        $ 82,669
==============================================================================================================


-----------------------------------------------------------
THREE MONTHS ENDED            NET SALES      PROPERTY AND
DECEMBER 31, 1999                              EQUIPMENT
-----------------------------------------------------------
Domestic Customers             $4,721,197     $    865,302
-----------------------------------------------------------
Foreign Customers                 332,323        1,369,974
-----------------------------------------------------------
Total Omni, U.S.A., Inc.       $5,053,520     $  2,235,276
===========================================================


                                                 SEGMENT INFORMATION
                                                     (CONTINUED)


--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES    INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2000                           OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $ 9,122,267   $   333,732  $ 210,162   $ 8,630,201   $   316,583     $   128,205
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           2,073,543      (16,345)     26,848     2,086,158        49,838          63,742
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (232,083)     21,033
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $11,195,810    $   85,304  $ 258,043   $10,716,359   $   366,421     $   191,947
==============================================================================================================


-----------------------------------------------------------
SIX MONTHS ENDED              NET SALES       PROPERTY AND
DECEMBER 31, 2000                              EQUIPMENT
-----------------------------------------------------------
Domestic Customers            $  10,262,270   $    804,518
-----------------------------------------------------------
Foreign Customers                   933,540      1,480,717
-----------------------------------------------------------
Total Omni, U.S.A., Inc.      $  11,195,810   $  2,285,235
===========================================================



--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 1999                           OPERATIONS  EXPENSE       ASSETS      EXPENDITURES  AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $ 6,909,611    $ 131,658   $ 135,139   $ 7,164,718    $   23,573       $ 159,881
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,984,357        30,312     27,693     2,858,408        12,601          22,830
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (259,709)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $ 8,893,968    $ (97,739)  $ 162,832   $10,023,126    $   36,174       $ 182,711
==============================================================================================================



-----------------------------------------------------------
SIX MONTHS ENDED               NET SALES       PROPERTY AND
DECEMBER 31, 1999                               EQUIPMENT
-----------------------------------------------------------
Domestic Customers             $8,288,260      $   865,302
-----------------------------------------------------------
Foreign Customers                 605,708        1,369,974
-----------------------------------------------------------
Total Omni, U.S.A., Inc.       $8,893,968      $ 2,235,276
===========================================================


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 credit facility had an outstanding balance of $2,694,142 at December 31, 2000. The Company had working capital of $2,204,628 as of December 31, 2000 and working capital of $2,499,953 as of June 30, 2000, a decrease of $295,325 from June 30, 2000. The decrease in working capital from June 30, 2000 was due primarily to an increase in accounts payable offset by an increase in accounts receivable.

         Accounts receivable balance of $3,560,064 as of December 31, 2000 increased $381,360 compared to June 30, 2000 accounts receivable balance of $3,178,704. Inventory balance as of December 31, 2000 was $4,180,503; an increase of $76,663 compared to June 30, 2000. Accounts receivable and inventory increased during the period to support additional sales levels in both business segments.

         The Company had a cash balance of $358,192 as of December 31, 2000; reflecting a negative cash flow of $228,852 compared to the June 30, 2000 cash balance of $587,044. The Company's cash used by operating activities for the 6 months ended December 31, 2000 of $15,783 consisted of the net loss for the period of $139,067 plus non cash expenses, combined with an increase in accounts receivable, accounts payable and inventories.

         The Company's cash used in investing activities for the six months ended December 31, 2000 of $129,237 consisted of capital expenditures for the period primarily in support of the power transmission component segment.

         Net cash used by financing activities for the six months ended December 31, 2000 of $88,832 was due to net additional borrowings on the line of credit and repayments on long-term debt.

         The Company's current ratio was 1.37 as of December 31, 2000, compared to the June 30, 2000 current ratio of 1.46.

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

RESULTS FOR THE QUARTER ENDED DECEMBER 31, 2000 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1999

         The Company had net sales of $6,290,169 for the three months ended December 31, 2000. This represents an increase of 24% compared to the three months ended December 31, 1999 net sales of $5,053,520. Sales have increased due to aggressive marketing and pricing incentives to customers for larger orders. The following table indicates the Company's net sales comparison and percentage of change for the three months ended December 31, 2000 and 1999:


------------------------------------------------------------------------------------------------------------
                                         QUARTER          %       QUARTER       %         DOLLAR         %
                                          ENDED                    ENDED
NET SALES                                12/31/00      OF TOTAL   12/31/99    OF TOTAL    CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------

Power Transmission Components            $5,350,040       85%    $4,060,481       80%   $1,289,559       32%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components            940,129       15%       993,039       20%     (52,910)      (5%)
------------------------------------------------------------------------------------------------------------
Consolidated                             $6,290,169      100%    $5,053,520      100%   $1,236,649       24%
------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended December 31, 2000 decreased $96,236 to $1,237,502, compared to gross profit for the three months ended December 31, 1999 of $1,333,738. Gross profit as a percentage of net sales for the three months ended December 31, 2000 decreased to 20% as compared to 26% for the three months ended December 31, 1999. This decrease in gross profit and profit margin was primarily due to the product mix of sales for the period and pricing incentives offered to customers for bulk purchases.

         Selling, general and administrative expenses decreased $44,224 to $1,133,848 in the three months ended December 31, 2000 from $1,178,072 in the three months ended December 31, 1999. Selling, general and administrative expenses as a percentage of sales decreased to 18% for the three months ended December 31, 2000 from 23% for the three months ended December 31, 1999.

         Income from operations for the Company decreased $52,012 to $103,654 for the three months ended December 31, 2000, compared to $155,666 for the three months ended December 31, 1999. This decrease is the result of lower gross margins during the period.

         Interest expense increased $50,725, to $138,691 for the three months ended December 31, 2000 from $87,966 for the three months ended December 31, 1999. The increase resulted from an increased borrowing rate and borrowings associated with the Company's line of credit to meet current inventory and working capital needs and additional borrowing on other long-term debt.

         Other income (expense) was income of $19,030 for the three months ended December 31, 2000 compared to an expense of $5,485 for the three months ended December 31, 1999. This change is principally from increased VAT refund from foreign sales.

         The Company's net income decreased $78,222 despite increase in sales due to declining margins to ($16,007), or ($0.00) per share, for the three months ended December 31, 2000 compared to $62,215, or $0.02 per share, for the three months ended December 31, 1999.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1999

         The Company had net sales of $11,195,810 for the six months ended December 31, 2000. This represents an increase of 26% compared to the six months ended December 31, 1999 net sales of $8,893,968. Sales have increased due to aggresive marketing and pricing incentives to customers for larger orders. The following table indicates the Company's net sales comparison and percentage of change for the six months ended December 31, 2000 and 1999:


------------------------------------------------------------------------------------------------------------
                                       SIX MONTHS       %       SIX MONTHS       %        DOLLAR        %
                                          ENDED                   ENDED
NET SALES                               12/31/00     OF TOTAL    12/31/99     OF TOTAL    CHANGE     CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components            $9,122,267       81%    $6,909,611       78%   $2,212,656       32%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          2,073,543       19%     1,984,357       22%       89,186        4%
------------------------------------------------------------------------------------------------------------
Consolidated                            $11,195,810      100%    $8,893,968      100%   $2,301,842       26%
------------------------------------------------------------------------------------------------------------


         Gross profit for the six months ended December 31, 2000 increased $22,787 to $2,208,261, compared to gross profit for the six months ended December 31, 1999 of $2,185,474. Gross profit as a percentage of net sales for the six months ended December 31, 2000 decreased to 20% as compared to 25% for the six months ended December 31, 1999. This decrease in gross profit and profit margin was primarily due to the product mix of sales for the period and pricing incentives offered to customers for bulk purchases.

         Selling, general and administrative expenses decreased $160,256 to $2,122,957 in the six months ended December 31, 2000 from $2,283,213 in the six months ended December 31, 1999. Selling, general and administrative expenses as a percentage of sales decreased to 19% for the six months ended December 31, 2000 from 26% for the six months ended December 31, 1999.

         Income from operations for the Company increased $183,043 to $85,304 for the six months ended December 31, 2000, compared to ($97,739) for the six months ended December 31, 1999. This increase is the result increased sales for the period as well as decreased selling, general and administrative expenses.

         Interest expense increased $95,211, to $258,043 for the six months ended December 31, 2000 from $162,832 for the six months ended December 31, 1999. The increase resulted from an increased borrowing rate and borrowings associated with the Company's line of credit to meet current inventory and working capital needs and additional borrowing on other long-term debt.

         Other income (expense) was income of $33,672 for the six months ended December 31, 2000 compared to an expense of $64,116 for the six months ended December 31, 1999. This change relates primarily to expensing un-amortized organizational costs of $38,502 (relating to the implementation of Financial Accounting Standards Board SOP 98-5 "Reporting on the Cost of Start-Up Activities") in the fiscal quarter ended September 30, 1999 as well as an increase in VAT refunds associated with an increase in foreign sales.

         The Company's net loss decreased $185,620 to $139,067, or $0.04 per share, for the six months ended December 31, 2000 compared to $324,687, or $0.09 per share, for the six months ended December 31, 1999.

YEAR 2000

         As a result of the Company's year 2000 assessment and remediation, the Company has not experienced any materially adverse effects on its operations as a result of the Year 2000 issue.

CAUTIONARY STATEMENT

         The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical facts, the statements contained in
Item 2 of this form 10-QSB are forward looking statements. Actual results may differ materially from those contemplated by the forward-looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks: 1) cyclical downturns affecting the markets for capital goods, 2) substantial increases in interest rates, 3) availability or material increases in the costs of select raw materials, and 4) actions taken by competitors with regard to such matters as product offerings pricing, and delivery. Investors are directed to the Company's documents, such as its Annual Report on Form 10-KSB, Forms 10-QSB and Forms 8-KSB filed with the Securities and Exchange Commission.

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

Date:  February 14, 2001                      OMNI U.S.A., INC.




                                              By:     /s/  Jeffrey K. Daniel
                                                 ------------------------------
                                                 Jeffrey K. Daniel
                                                 President and Chief
                                                 Executive Officer


                                              By:    /s/  David M. Sallean
                                                -------------------------------
                                                 David M. Sallean
                                                 Chief Financial Officer