Form 10QSB
period 2001-03-31
OMNI USA INC
filed 2001-05-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


At May 11, 2001, there were 3,623,092 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         March 31, 2001 and June 30, 2000

Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 2001 and March 31, 2000

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2001 and March 31, 2000

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31, 2001                June 30, 2000
                                                         (unaudited)
                                                   -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                       $     362,970                 $    587,044
   Accounts receivable, trade, net                                4,318,257                    3,151,091
   Accounts receivable, related parties                              28,074                       27,613
   Notes receivable                                                 266,615
   Inventories                                                    4,351,026                    4,103,840
   Prepaid expenses                                                  91,767                       51,964
                                                   -------------------------     ------------------------

               TOTAL CURRENT ASSETS                               9,418,709                    7,921,552
                                                   -------------------------     ------------------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                      2,167,272                    2,103,603
                                                   -------------------------     ------------------------

OTHER ASSETS
   Primarily intangible assets, net                                 199,972                      215,822
                                                   -------------------------     ------------------------

TOTAL ASSETS                                                 $   11,785,953                $  10,240,977
                                                   =========================     ========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $   3,464,395                $   1,895,015
   Line of credit                                                 2,751,049                    2,626,457
   Accrued expenses                                                 305,904                      474,758
   Current portion of long-term debt                                580,187                      425,369
                                                   -------------------------     ------------------------

               TOTAL CURRENT LIABILITIES                          7,101,535                    5,421,599
                                                   -------------------------     ------------------------

LONG-TERM DEBT                                                    1,308,369                    1,462,236
                                                   -------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock                                                      18,384                       18,384
   Additional paid-in capital                                     5,360,560                    5,360,560
   Treasury stock                                                   (57,141)                     (57,141)
   Retained earnings (deficit)                                   (2,043,556)                  (2,062,692)
   Accumulated other comprehensive income -
     foreign currency translation adjustment                        97,802                       98,031
                                                   -------------------------     ------------------------

               TOTAL STOCKHOLDERS' EQUITY                         3,376,049                    3,357,142
                                                   -------------------------     ------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  11,785,953                $  10,240,977
                                                   =========================     ========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                      THREE MONTHS        THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                         ENDED               ENDED              ENDED             ENDED
                                                        MARCH 31,           MARCH 31,          MARCH 31,         MARCH 31,
                                                          2001                2000               2001              2000
                                                   ------------------  -----------------  -----------------  ----------------
NET SALES                                               $  5,808,113       $  5,489,702       $ 17,003,923      $ 14,383,670

COST OF SALES                                              4,504,980          4,193,852         13,492,529        10,902,346
                                                   ------------------  -----------------  -----------------  ----------------
GROSS PROFIT                                               1,303,133          1,295,850          3,511,394         3,481,324

OPERATING EXPENSES
            Selling, general and administrative            1,000,886            961,547          3,123,843         3,244,760
                                                   ------------------  -----------------  -----------------  ----------------
OPERATING INCOME                                             302,247            334,303            387,551           236,564

OTHER INCOME (EXPENSE)
            Interest expense                                (110,418)          (109,277)          (368,461)         (272,109)
            Other,net                                        (33,626)             2,999                 46           (61,117)
                                                   ------------------  -----------------  -----------------  ----------------
TOTAL OTHER INCOME (EXPENSE)                                (144,044)          (106,278)          (368,415)         (333,226)
                                                   ------------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                        $   158,203        $   228,025         $   19,136       $   (96,662)
                                                   ==================  =================  =================  ================

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE         $     0.04         $     0.06         $     0.01       $     (0.03)
                                                   ==================  =================  =================  ================

  The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                              NINE MONTHS              NINE MONTHS
                                                                 ENDED                    ENDED
                                                               MARCH 31,                MARCH 31,
                                                                  2001                    2000
                                                          -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                              $    19,136             $   (96,662)
  Adjustments to reconcile net income (loss) to net
    cash (provided used) by operating activities:
      Depreciation and amortization                                  296,836                 276,334
      Loss on disposal of assets                                      52,108                       -
      Changes in operating assets and liabilities:
        Accounts receivable                                       (1,167,627)                446,538
        Notes                                                       (266,615)                      -
receivable
        Inventories                                                 (247,186)             (1,059,259)
        Prepaid expenses and other                                   (26,231)                 (2,923)
        Intangible assets                                                  -                  38,502
        Accounts payable and accrued expenses                      1,400,526                (545,442)
                                                          -------------------    --------------------

          Total adjustments                                           41,811                (846,250)
                                                          -------------------    --------------------

          Net cash provided (used) by operating                       60,947                (942,912)
activities
                                                          -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Piecemaker, Inc.                                          -                (350,990)
  Acquisition of other assets                                         (9,436)                      -
  Capital expenditures                                              (157,969)               (105,853)
                                                          -------------------    --------------------

          Net cash used by investing activities                     (167,405)               (456,853)
                                                          -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of PACCAR, Inc. loan                                            -               1,000,000
  Proceeds of Piecemaker financing loan                                    -                 200,000
  Borrowings on line of credit                                    10,915,833              13,073,397
  Payments on line of credit                                     (10,791,241)            (12,583,337)
  Payments on long-term debt                                        (242,208)               (138,978)
                                                          -------------------    --------------------

          Net cash (used) provided by financing                     (117,616)              1,551,082
activities
                                                          -------------------    --------------------

NET (DECREASE) INCREASE IN CASH                                     (224,074)                151,317

CASH AT BEGINNING OF PERIOD                                          587,044                 292,903
                                                          -------------------    --------------------

CASH AT END OF PERIOD                                            $   362,970             $   444,220
                                                          ===================    ====================

Supplemental disclosure of non-cash investing activities
  Capital expenditures financed by debt                          $   243,159            $          -
                                                          ===================    ====================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 2001, and the results of their operations and cash flows for the nine month and three month periods ended March 31, 2001, and March 31, 2000, in accordance with generally accepted accounting principles have been included.

There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

New accounting pronouncement - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second
Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The Company believes its current revenue recognition policies are in accordance with SAB 101.

Notes receivable result from sales made with extended credit terms and are payable in monthly installments over a twelve month period.

2. Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the nine month and three month periods ended March 31, 2001 and March 31, 2000, the Company's weighted average shares are calculated as follows:

                                                                                     Nine Months     Nine Months
                                                   Quarter Ended    Quarter Ended       Ended           Ended
                                                       March 31,       March 31,      March 31,        March 31,
                                                         2001            2000           2001            2000
                                                  --------------------------------------------------------------
   Weighted average common shares outstanding           3,623,092      3,623,092      3,623,092       3,587,476

   Effect of dilution of securities: conversion of
      stock options                                             -        339,567              -               -
                                                  --------------------------------------------------------------

   Denominator for dilutive earnings per share          3,623,092      3,962,659      3,623,092       3,587,476
                                                  ==============================================================

When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share.

3. Interest paid on debt for the three months ended March 31, 2001 and 2000, was $110,418 and $109,277 respectively. Interest paid on debt for the nine months ended March 31, 2001 and 2000 was $368,461 and $272,109 respectively. No income taxes were paid during the three months or nine months ended March 31, 2001 and 2000, respectively.

4. MAJOR CUSTOMERS AND VENDORS: During the nine months ended March 31, 2001 and March 31, 2000, the Company and its subsidiaries had consolidated sales of $3,393,989 and $2,828,487 to a domestic customer for a total of 20% and 19% of consolidated sales. During the quarters ended March 31, 2001 and March 31, 2000, the Company and its subsidiaries had consolidated sales of $1,137,260 and $878,302 to a domestic customer for a total of 20% and 16% of consolidated sales. During the nine months ended March 31, 2001 and March 31, 2000, the Company and its subsidiaries had consolidated purchases of $6,527,856 and $6,950,428 from one vendor for a total of 48% and 64% of consolidated purchases. During the quarters ended March 31, 2001 and March 31, 2000, the Company and its subsidiaries had consolidated purchases of $2,052,478 and $1,901,727 from one vendor for a total of 46% and 45% of consolidated purchases.

5. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                              SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2001                             OPERATIONS    EXPENSE      ASSETS       ADDITIONS    AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $4,698,008    $  422,912    $93,185    $9,851,861      $ 28,639    $  70,005
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,110,105         9,176      5,659     1,934,092         6,068       34,884
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (129,841)     11,574
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $5,808,113    $  302,247   $110,418   $11,785,953      $ 34,707    $ 104,889

==============================================================================================================

------------------------------------------------                 ---------------------------------------------
THREE MONTHS ENDED                   NET SALES                   THREE MONTHS ENDED           PROPERTY AND
MARCH 31, 2001                                                   MARCH 31, 2001                EQUIPMENT
------------------------------------------------                 ---------------------------------------------
Domestic Customers                   $5,462,843                  Domestic                          $  764,795
------------------------------------------------                 ---------------------------------------------
Foreign Customers                       345,270                  Foreign                            1,402,477
------------------------------------------------                 ---------------------------------------------
Total Omni, U.S.A., Inc.             $5,808,113                  Total Omni, U.S.A., Inc.         $ 2,167,272
================================================                 =============================================

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES    INCOME FROM   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2000                              OPERATIONS    EXPENSE       ASSETS       ADDITIONS    AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $4,254,664      $352,166    $91,879    $7,372,112     $  69,689      $  64,434
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,235,038        88,072     17,398     2,576,184                       29,189
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                     (105,935)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $5,489,702      $334,303   $109,277    $9,948,296     $  69,689      $  93,623
==============================================================================================================


------------------------------------------------                ----------------------------------------------
THREE MONTHS ENDED                   NET SALES                  THREE MONTHS ENDED            PROPERTY AND
MARCH 31, 2000                                                  MARCH 31, 2000                 EQUIPMENT
------------------------------------------------                ----------------------------------------------
Domestic Customers                   $5,281,573                 Domestic                           $  849,298
------------------------------------------------                ----------------------------------------------
Foreign Customers                       208,129                 Foreign                             1,365,915
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.             $5,489,702                 Total Omni, U.S.A., Inc.          $ 2,215,213
================================================                ==============================================

                              SEGMENT INFORMATION
                                  (CONTINUED)

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES     INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL   DEPRECIATION/
MARCH 31, 2001                               OPERATIONS    EXPENSE      ASSETS       ADDITIONS  AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $13,820,275    $  756,644   $309,500    $9,851,861   $ 345,222     $  198,210
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           3,183,648        (7,169)    26,354     1,934,092      55,906         98,626
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                     (361,924)    32,607
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $17,003,923    $  387,551   $368,461   $11,785,953   $ 401,128     $  296,836
==============================================================================================================

------------------------------------------------                 ---------------------------------------------
NINE MONTHS ENDED                    NET SALES                   NINE MONTHS ENDED            PROPERTY AND
MARCH 31, 2001                                                   MARCH 31, 2001                EQUIPMENT
------------------------------------------------                 ---------------------------------------------
Domestic Customers                  $15,725,113                  Domestic                          $  764,795
------------------------------------------------                 ---------------------------------------------
Foreign Customers                     1,278,810                  Foreign                            1,402,477
------------------------------------------------                 ---------------------------------------------
Total Omni, U.S.A., Inc.            $17,003,923                  Total Omni, U.S.A., Inc.         $ 2,167,272
================================================                 =============================================

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES     INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL   DEPRECIATION/
MARCH 31, 2000                               OPERATIONS    EXPENSE      ASSETS       ADDITIONS  AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $11,121,692      $487,440   $227,018    $7,372,112     $  93,762  $    190,489
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           3,261,978       108,601     45,091     2,576,184        12,101        85,845
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                     (359,477)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $14,383,670      $236,564   $272,109    $9,948,296    $  105,863    $  276,334
==============================================================================================================

------------------------------------------------                ----------------------------------------------
NINE MONTHS ENDED                    NET SALES                  NINE MONTHS ENDED               PROPERTY AND
MARCH 31, 2000                                                  MARCH 31, 2000                    EQUIPMENT
------------------------------------------------                ----------------------------------------------
Domestic Customers                  $13,569,833                 Domestic                           $  849,298
------------------------------------------------                ----------------------------------------------
Foreign Customers                       813,837                 Foreign                             1,365,915
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.            $14,383,670                 Total Omni, U.S.A., Inc.          $ 2,215,213
================================================                ==============================================

5. SUBSEQUENT EVENT: On May 9, 2001 the Company filed a definitive Proxy requesting shareholder approval to authorize up to a three for one reverse stock split.

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

Liquidity and Capital Resources

         The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 credit facility had an outstanding balance of $2,751,049 at March 31, 2001. The Company had working capital of $2,317,174 as of March 31, 2001 and working capital of $2,499,953 as of June 30, 2000, a decrease of $182,779 from June 30, 2000. The decrease in working capital from June 30, 2000 was due primarily to an increase in accounts payable offset by an increase in accounts receivable.

         Accounts receivable balance of $4,346,331 as of March 31, 2001 increased $1,167,627 compared to June 30, 2000 accounts receivable balance of $3,178,704. Inventory balance as of March 31, 2001 was $4,351,026; an increase of $247,186 compared to June 30, 2000. Accounts receivable and inventory increased during the period to support additional sales levels in both business segments.

         The Company had a cash balance of $362,970 as of March 31, 2001; reflecting a negative cash flow of $224,074 compared to the June 30, 2000 cash balance of $587,044. The Company's cash provided by operating activities for the 9 months ended March 31, 2001 of $60,947 consisted of the net income for the period of $19,136 plus non cash expenses, combined with an increase in accounts receivable, accounts payable and inventories.

         The Company's cash used in investing activities for the nine months ended March 31, 2001 of $167,405 consisted of capital expenditures for the period in both business segments.

         Net cash used by financing activities for the nine months ended March 31, 2001 of $117,616 was due to repayments on long-term debt offset by net additional borrowings on the line of credit.

         The Company's current ratio was 1.33 as of March 31, 2001, compared to the June 30, 2000 current ratio of 1.46.

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

Results for the Quarter ended March 31, 2001 compared with the Quarter ended March 31, 2000

         The Company had net sales of $5,808,113 for the three months ended March 31, 2001. This represents an increase of 6% compared to the three months ended March 31, 2000 net sales of $5,489,702. Sales have increased due to aggressive marketing and pricing incentives to customers for larger orders for power transmission components. The following table indicates the Company's net sales comparison and percentage of change for the three months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------------
                                         QUARTER                 QUARTER
                                          ENDED          %        ENDED           %      DOLLAR        %
NET SALES                                3/31/01      OF TOTAL     3/31/00    OF TOTAL   CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components           $ 4,698,008       81%   $ 4,254,664       78%   $ 443,344       10%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          1,110,105       19%     1,235,038       22%    (124,933)     (10%)
------------------------------------------------------------------------------------------------------------

Consolidated                            $ 5,808,113      100%   $ 5,489,702      100%   $ 318,411        6%
------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended March 31, 2001 increased $7,283 to $1,303,133, compared to gross profit for the three months ended March 31, 2000 of $1,295,850. Gross profit as a percentage of net sales for the three months ended March 31, 2001 decreased to 22% as compared to 24% for the three months ended March 31, 2000. This decrease in gross profit and profit margin was primarily due to the product mix of sales for the period and pricing incentives offered to customers for bulk purchases.

         Selling, general and administrative expenses increased $39,339 to $1,000,886 in the three months ended March 31, 2001 from $961,547 in the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of sales were substantially the same at 17% and 18%, respectively for the three months ended March 31, 2001 and March 31, 2000.

         Income from operations for the Company decreased $32,056 to $302,247 for the three months ended March 31, 2001, compared to $334,303 for the three months ended March 31, 2000. This decrease is the result of lower gross margins and increased SG&A expenses during the period.

         Interest expense increased $1,141, to $110,418 for the three months ended March 31, 2001 from $109,277 for the three months ended March 31, 2000.

         Other income (expense) was an expense of $33,626 for the three months ended March 31, 2001 compared to income of $2,999 for the three months ended March 31, 2000. This increased expense is principally the result of loss on disposition of assets in the period of $52,108 offset by increases in VAT refunds associated with increased foreign sales.

         The Company's net income decreased $69,822 despite increase in sales due to declining margins, increased SG&A and losses on disposal of assets to $158,203, or $0.04 per share, for the three months ended March 31, 2001 compared to $228,025, or $0.06 per share, for the three months ended March 31, 2000.

Results for the Nine months ended March 31, 2001 compared with the Nine months ended March 31, 2000

         The Company had net sales of $17,003,923 for the nine months ended March 31, 2001. This represents an increase of 18% compared to the nine months ended March 31, 2000 net sales of $14,383,670. Sales have increased due to aggressive marketing and pricing incentives to customers for larger orders for power transmission components. The following table indicates the Company's net sales comparison and percentage of change for the nine months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------------
                                       NINE MONTHS      %      NINE MONTHS      %        DOLLAR       %
                                          ENDED                   ENDED
NET SALES                                3/31/01      OF TOTAL   3/31/00      OF TOTAL   CHANGE     CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components          $ 13,820,275       81%   $11,121,692       77%  $2,698,583       24%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          3,183,648       19%     3,261,978       23%    (78,330)       (2%)

------------------------------------------------------------------------------------------------------------
Consolidated                           $ 17,003,923      100%   $14,383,670      100% $2,620,253        18%
------------------------------------------------------------------------------------------------------------


         Gross profit for the nine months ended March 31, 2001 increased $30,070 to $3,511,394, compared to gross profit for the nine months ended March 31, 2000 of $3,481,324. Gross profit as a percentage of net sales for the nine months ended March 31, 2001 decreased to 21% as compared to 24% for the nine months ended March 31, 2000. This decrease in gross profit and profit margin was primarily due to the product mix of sales for the period and pricing incentives offered to customers for bulk purchases.

         Selling, general and administrative expenses decreased $120,917 to $3,123,843 in the nine months ended March 31, 2001 from $3,244,760 in the nine months ended March 31, 2000. Selling, general and administrative expenses as a percentage of sales decreased to 18% for the nine months ended March 31, 2001 from 23% for the nine months ended March 31, 2000.

         Income from operations for the Company increased $150,987 to $387,551 for the nine months ended March 31, 2001, compared to $236,564 for the nine months ended March 31, 2000. This increase is the result increased sales for the period as well as decreased selling, general and administrative expenses.

         Interest expense increased $96,352, to $368,461 for the nine months ended March 31, 2001 from $272,109 for the nine months ended March 31, 2000. The increase resulted from an increased borrowing rate and borrowings associated with the Company's line of credit and on other long-term debt to meet current inventory and working capital needs.

         Other income (expense) was income of $46 for the nine months ended March 31, 2001 compared to an expense of $61,117 for the nine months ended March 31, 2000. This change relates primarily to expensing un-amortized organizational costs of $38,502 (relating to the implementation of Financial Accounting Standards Board SOP 98-5 "Reporting on the Cost of Start-Up Activities") in the first fiscal quarter ended September 30, 1999 as well as an increase in VAT refunds associated with an increase in foreign sales, offset by a loss on disposition of assets of $52,108 during the three months ended March 31, 2001.

         The Company's net income increased $115,798 to $19,136, or $0.01 per share, for the nine months ended March 31, 2001 compared to a net loss of ($96,662), or ($0.03) per share, for the nine months ended March 31, 2000. The overall increase is primarily due to increased sales.

Other Matters

         The Company filed a definitive Proxy on May 9, 2001 which seeks shareholder approval to effect a reverse stock split of the Common Stock of the Company at the ratio of one for three.

         The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. In order for the Common Stock to continue to be eligible for listing on the Nasdaq SmallCap Market, the Stock must have a minimum bid price of $1.00 per share. The Board believes a reverse split represents the best alternative available to the Company to meet the Nasdaq SmallCap Market continued listing requirement with respect to minimum bid price. If the Common Stock price does not regain compliance with the minimum bid price requirement, and the Company fails to implement available alternatives, the Common Stock may be de-listed from the Nasdaq SmallCap Market and traded on an over-the-counter basis.

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

Date:  May 14, 2001                 OMNI U.S.A., INC.




                                    By:   /s/  Jeffrey K. Daniel
                                      ---------------------------------
                                          Jeffrey K. Daniel
                                          President and Chief Executive Officer


                                    By:   /s/  David M. Sallean
                                      ---------------------------------
                                          David M. Sallean
                                          Chief Financial Officer