Form 10KSB
period 2001-06-30
OMNI USA INC
filed 2001-09-28
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                         COMMISSION FILE NUMBER: 0-17493

                                OMNI U.S.A., INC.
                              (Name of Registrant)

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

                                YES [X]   NO [ ]


        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year were $21,339,294.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2001 was approximately $1,630,681 based on quoted sales on NASDAQ on such date.

        The number of shares of the Registrant's common stock outstanding as of September 24, 2001 was 1,207,912.

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

        On October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corporation ("Butler"). Consideration paid to the shareholders of Butler included $225,000 in cash, $500,000 in junior subordinated notes due in quarterly payments commencing in 2001 and final payment in 2003, and 50,000 shares of Omni Common Stock. Located in Butler, Kentucky, Butler is a long-standing manufacturer of jack and trailer products typically sold to manufacturers and distributors of heavy-duty trailers.

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

        On June 14, 2001, the Company effected a reduction in the number of authorized shares of common stock and a corresponding one-for-three reverse stock split of its common stock at a special meeting of the Board of Directors. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were reduced on an equal basis of three to one. The par value of the common stock was unchanged. The move was initiated to raise the Company's share price above the $1.00 minimum level, which would enable Omni's stock to meet the requirements and continue to trade on the NADSAQ SmallCap Market.

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

        The Company intends to build on this base of strategic advantages and achieve compounded annual growth in both sales and profits. To achieve this objective the Company has developed a growth strategy encompassing the following:

        (i) Expand market share in the planetary and industrial markets for power transmission components;

        (ii) Expand new and/or related trailer and implement components for sale into existing markets as well as an increased emphasis on penetration of new markets;

        (iii) Continued improvement in operating efficiencies in Shanghai Omni Gear;

        (iv)    New product innovation and development: and

        (v) Evaluate new business opportunities, asset acquisitions and potential sales that maximize shareholder value and benefit the Company.

        Products

        OMNI GEAR

        Power Transmission Components. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 80% and 79% of the Company's revenues in fiscal years 2001 and 2000.

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

        BUTLER

        Trailer and Implement Components. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Piecemaker manufactures component parts for horse, livestock and utility trailers. Piecemaker's products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 20% and 21% of the Company's net sales in fiscal years 2001 and 2000.

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

        Manufacturing Capacity. The Company continues to expand its Shanghai Omni Gear facility parallel with growing customer demand. The contract manufacturers it currently employs possess sufficient excess capacity to meet the Company's production requirements for the foreseeable future. Based on the number of potential manufacturers in China and excess capacity of manufacturers currently used, the Company does not believe that the loss of services of any single manufacturer would have a material adverse effect on the Company.

        Distribution, Sales and Marketing

        Distribution. The Company distributes its products primarily to original equipment manufacturers and distributors. Customers with limited requirements, and most of the Company's North American customers, typically purchase Omni Gear product from inventories. Omni Resources, including Shanghai Omni Gear, on the other hand, ships right-angle and planetary geardrive products, marketed under Omni Gear, directly from the factory to U.S. customers and foreign customers located primarily in Australia, Europe and Japan, or to other customers that purchase entire containers or production runs of Omni Gear products. Butler distributes its products to after-market distributors, trailer OEMs, export brokers and government agencies. All products are shipped from Butler's manufacturing facility in Butler, Kentucky or from Butler's facility in Madill, Oklahoma. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales to customers in the United States.

        On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement (the "Distribution Agreement") with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distribution of winches and planetary geardrives located in Broken Arrow, Oklahoma. The Distribution Agreement was modified and amended on September 9, 1999. The amendment extended the Distribution Agreement to 2014. Under the terms of the Distribution Agreement, PACCAR will market and distribute throughout the world (except Japan and China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. The Company retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. By agreement dated April 30, 2001, the distribution agreement was modified to allow the Company to distribute planetary drives, parts and accessories designed and manufactured by the Company in the U.S. market. PACCAR may continue to represent the Company on an exclusive customer basis at the Company's option.

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

        Marketing. The Company distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, the Company has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Company engineers are often required to consult with prospective customers, assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Company engineers continue to consult with the customer on product improvements and modifications. Power transmissions are usually manufactured according to a customer's specific applications and specification. Because incorporating a power transmission manufactured by a different supplier may require changes in product design or expensive retooling, customers often do not replace a current supplier's product with a standard product of another manufacturer and therefore do not frequently change suppliers of power transmissions. Accordingly, while the Company regularly solicits additional sales from new customers, a large portion of its sales are made to existing customers with minimal marketing effort.

        Inventories, Firm Orders and Backlogs. The Company maintains approximately $2,500,000 in inventory at the Houston, Texas facility, approximately $400,000 at the Butler, Kentucky facility, approximately $1,100,000 at the Madill, Oklahoma facility, approximately $480,000 at the Shanghai, China facility, and approximately $310,000 in transit. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities. The Company forecasts sales 12 months in advance, and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory. Inventory levels have increased during the fourth quarter due to decreased customer demand, however the Company expects that current inventory and reduced production levels in the next fiscal year will adequately supply product to fulfill the Company's backlog of orders.

        As of June 30, 2001, the Company's backlog was approximately $10,000,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule. The Company believes that virtually all of its backlog is shippable in the next fiscal year.

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

        The Company estimates that the North American market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $150,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. Other companies which supply planetary geardrives in these rated torque capacities as a part of their overall planetary products include Gear Products (a division of Blount), DP Manufacturing, Tulsa Winch (a division of Dover), and Von Ruden, all American companies, and Brevini, Lohmann & Stolterfoht, Orisson & Koepfel, Regiana & Riddutori, SOM (a division of Comer), Teijin Seiki, and Trasmital Bonfiglioli, all foreign companies. Omni Gear believes that it can increase its share in this market in the future since demand for construction and off-highway equipment continues to be strong.

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

        Other

        Employment. The Company currently employs approximately two hundred persons worldwide; (i) one hundred-thirty by Shanghai Omni Gear, (ii) twenty-three at the Company's Houston, Texas facility, (iii) twenty-seven at the Company's facilities in Butler, Kentucky, and (iv) nine at the Company's facility in Madill, OK. Twenty-one of Butler's thirty-six employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

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

        Shanghai Omni Gear leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease at a rate of approximately $10,000 per month. The existing space is sufficient for the activities currently conducted there, however, Shanghai Omni Gear may acquire additional space in the complex as it expands its operations .

        The Company believes that its facilities are adequate for its needs in the foreseeable future. In the event that any of the facilities became unavailable for use by the Company for any reason, the Company believes that alternative facilities are available on terms and conditions acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to various claims, including product liability claims, arising in the ordinary course of business and, from time to time, is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company. The Company is currently the plaintiff in 2 cases for patent and trademark infringement and is not expected to experience any material affect on future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

        The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market (amounts have been restated to account for the reverse stock split):

           Quarter Ending              Low                 High
           --------------              ---                 ----
             06/30/99                  3.37                5.25

             09/30/99                  2.25                5.06

             12/31/99                  2.06                4.41

             03/31/00                  2.44                8.25

             06/30/00                  3.37                5.34

             09/30/00                  1.87                3.56

             12/31/00                  1.87                3.00

             03/31/01                  1.50                2.81

             06/30/01                  0.84                1.98

        As of September 24, 2001, the closing price of the Company's Common Stock was $1.35 per share. As of June 30, 2001, there were approximately 665 holders of record of the Company's Common Stock.

        The Company has never paid cash dividends on its Common Stock. As a result of net losses in the current and prior fiscal years, the Company has a cumulative retained deficit of $2,295,150 as of June 30, 2001; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Liquidity and Capital Resources

        The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 line of credit facility had an outstanding balance of $2,771,161 at June 30, 2001. The Company had working capital of $1,862,151 as of June 30, 2001 and working capital of $2,499,953 as of June 30, 2000, a decrease of $637,802 during the fiscal year ended June 30, 2001. The change in working capital was due primarily to increased current accounts payable in the fiscal year ended June 30, 2001.

        The Company's had positive cash flow of $72,057 which resulted in a cash balance of $659,101 at the year ended June 30, 2001, compared to the June 30, 2000 cash balance of $587,044. The positive cash flow was generated primarily as a result of increase accounts payable for the period. Accounts receivable balance of $3,313,240 increased $134,536 compared to June 30, 2000 accounts receivable balance of $3,178,704 which contributed to cash utilized by operating activities in addition to the increase in inventory and increase in accounts payable.

        The inventory balance as of June 30, 2001 was $4,985,910; an increase of $882,070 compared to the June 30, 2000 inventory of $4,103,840. The Company's business is seasonal with the most sales occurring in the fourth fiscal quarter. Inventory typically is built up to account for the seasonal increase in sales. Inventory remained high at year end due to the general economic slowdown and continued low farm commodity prices experienced in the fourth quarter when demand was weaker than expected. Management believes that inventory balances are not in excess and are properly valued at year-end.

        The Company's cash used in investing activities for the year ended June 30, 2001 of $218,123 consisted entirely of capital expenditures compared to capital expenditures of $88,643 for the year ended June 30, 2000 and purchases of the Piecemaker, Inc. assets and other assets.

        Net cash used by financing activities for the year ended June 30, 2001 of $74,280 consisted of net borrowings on the revolving line of credit of $144,704 offset by payments on long-term debt of $218,984.

        The Company's current ratio was 1.25 as of June 30, 2001, which is a 14% decrease compared to the June 30, 2000 current ratio of 1.46. The decrease is primarily attributed to weakened fourth quarter demand and increased payables for the period.

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

        Results of Operations

        Fiscal year ended June 30, 2001, compared to fiscal year ended June 30, 2000. The Company had net sales of $21,339,294 for the year ended June 30, 2001. This represents an increase of 3% compared to the year ended June 30, 2000 net sales of $20,711,891. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2001 and 2000:

                          YEAR ENDED      %     YEAR ENDED     %      DOLLAR     %
NET SALES                   6/30/01    OF TOTAL   6/30/00   OF TOTAL  CHANGE   CHANGE
-------------------------------------------------------------------------------------
Power Transmission
  Components              $17,029,168     80%   $16,292,020    79%   $737,148     5%
-------------------------------------------------------------------------------------
Trailer and Implement
  Components                4,310,126     20%     4,419,871    21%   (109,745)   (2%)
-------------------------------------------------------------------------------------
Consolidated              $21,339,294    100%   $20,711,891   100%   $627,403     3%
=====================================================================================

        The net increase in sales was primarily attributable to internally generated growth through new and existing customer relationships and new product development. Sales of trailer and implement components declined due to decreased customer requirements for the current fiscal year. The Company believes that the sales in both segments will continue to decline during the next fiscal year due to decreased market demand from current customers.

        Gross profit for the year ended June 30, 2001 decreased $777,390 to $4,364,909, compared to gross profit for the year ended June 30, 2000 of $5,142,299. Gross profit as a percentage of net sales for the year ended June 30, 2001 decreased to 20% as compared to 25% for the year ended June 30, 2000. This decrease was primarily due to the product mix of sales, increasing sales of lower margin product manufactured by Shanghai Omni Gear and pricing incentives offered for bulk shipments.

        Selling, general and administrative expenses decreased $36,760 to $4,152,211 in the year ended June 30, 2001 from $4,188,971 in the year ended June 30, 2000. Selling, general and administrative expenses as a percentage of sales were 19% and 20% for the year ended June 30, 2001 and 2000, respectively.

        Income from operations for the Company decreased $740,630 to $212,698 for the year ended June 30, 2001, compared to $953,328 for the year ended June 30, 2000. This decrease is essentially the result of reduced gross margin and a small reduction in selling, general and administrative expenses for the period.

        Interest expense increased $50,075, to $465,228 for the year ended June 30, 2001 from $415,153 for the year ended June 30, 2000. The increase resulted primarily from an increased level of borrowings associated with the Company's line of credit to meet current inventory and working capital needs and interest on the PACCAR loan (see Note 4 of the footnotes to the Financial Statements) and Piecemaker, Inc. financing (see Note 3 of the footnotes to the Financial Statements).

        Other income (expense) was expense of $19,322 for the year ended June 30, 2001 compared to an expense of $95,598 for the year ended June 30, 2000.

        The Company's net income/(loss) decreased $675,035 to ($232,458), or ($0.19) per share, for the year ended June 30, 2001 compared to $442,577, or $0.37 per share, for the year ended June 30, 2000.


        Fiscal year ended June 30, 2000, compared to fiscal year ended June 30, 1999. The Company had net sales of $20,711,891 for the year ended June 30, 2000. This represents an increase of 16% compared to the year ended June 30, 1999 net sales of $17,820,179. The net increase in sales was primarily attributable to internally generated growth through new and existing customer relationships and new product development. Sales of trailer and implement components were relatively flat and knife guard sales slowing due to decreased customer requirements.

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

        Interest expense increased $127,170, to $415,153 for the year ended June 30, 2000 from $287,983 for the year ended June 30, 1999. The increase resulted primarily from and increased level of debt and borrowing rate associated with the Company's line of credit to meet current inventory and working capital needs and interest on the PACCAR loan (see Note 4 of the footnotes to the Financial Statements) and Piecemaker, Inc. financing (see Note 3 of the footnotes to the Financial Statements).

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

        The Company's net income decreased $51,867 to $442,577, or $0.37 per share, for the year ended June 30, 2000 compared to $494,444, or $0.42 per share, for the year ended June 30, 1999.

Cautionary Statement. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, the Company's dependence upon third-party suppliers, political and economic circumstances in China, and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Investors are directed to the Company's periodic reports filed with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

ITEM 7.  FINANCIAL STATEMENTS



                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056




                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.


s/s                         HARPER & PEARSON COMPANY

Houston, Texas
August 31, 2001

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                     ASSETS
                                                       2001             2000
                                                   ------------     ------------
CURRENT ASSETS
   Cash                                            $    659,101     $    587,044
   Accounts receivable, trade, net                    3,269,586        3,151,091
   Accounts receivable, related parties                  43,654           27,613
   Inventories, net                                   4,985,910        4,103,840
   Notes receivable                                     208,671             --
   Prepaid expenses                                     108,224           51,964
   Deferred tax assets                                   40,393             --
                                                   ------------     ------------
               TOTAL CURRENT ASSETS                   9,315,539        7,921,552
                                                   ------------     ------------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization          2,112,551        2,103,603
                                                   ------------     ------------
OTHER ASSETS - primarily intangible assets, net         206,790          215,822
                                                   ------------     ------------
TOTAL ASSETS                                       $ 11,634,880     $ 10,240,977
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $  3,584,118     $  1,895,015
   Revolving line of credit                           2,771,161        2,626,457
   Accrued expenses                                     244,220          474,758
   Current portion of long-term debt                    853,889          425,369
                                                   ------------     ------------
               TOTAL CURRENT LIABILITIES              7,453,388        5,421,599
                                                   ------------     ------------
LONG-TERM DEBT                                        1,057,891        1,462,236
                                                   ------------     ------------
STOCKHOLDERS' EQUITY
  Common stock (1,227,079 shares issued and
  1,207,912 outstanding, effected for reverse
  split as discussed in  Note 2)                          6,129            6,129
   Additional paid-in capital                         5,372,815        5,372,815
   Treasury stock (19,167 shares)                       (57,141)         (57,141)
   Retained deficit                                  (2,295,150)      (2,062,692)
   Foreign currency translation adjustment               96,948           98,031
                                                   ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY             3,123,601        3,357,142
                                                   ------------     ------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY          $ 11,634,880     $ 10,240,977
                                                   ============     ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                       2001             2000
                                                   ------------     ------------
NET SALES                                          $ 21,339,294     $ 20,711,891

COST OF SALES                                        16,974,385       15,569,592
                                                   ------------     ------------
      Gross Profit                                    4,364,909        5,142,299
                                                   ------------     ------------
OPERATING EXPENSES
   Selling, general and administrative                4,152,211        4,188,971
                                                   ------------     ------------
      Operating income                                  212,698          953,328

OTHER INCOME (EXPENSE)
   Commission income, net                                24,864           21,918
   Interest expense                                    (465,228)        (415,153)
   Other, net                                           (44,186)        (117,516)
                                                   ------------     ------------
INCOME BEFORE INCOME TAXES                             (271,852)         422,577
                                                   ------------     ------------
INCOME TAXES                                             39,394             --
                                                   ------------     ------------
NET (LOSS) INCOME                                      (232,458)         442,577
                                                   ------------     ------------
Unrealized loss on foreign currency translation
adjustment                                               (1,083)            --
                                                   ------------     ------------
COMPREHENSIVE (LOSS) INCOME                        $   (233,541)    $    442,577
                                                   ============     ============
BASIC COMPREHENSIVE EARNINGS PER SHARE             $      (0.19)    $       0.37
                                                   ============     ============
DILUTED AND COMPREHENSIVE EARNINGS PER SHARE              (0.19)            0.35
                                                   ============     ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                   Common Stock
                               ----------------------
                                    Number              Additional                            Foreign
                                  Of Shares              Paid-in     Treasury    Retained    Currency
                                 Outstanding  Amount     Capital      Stock       Deficit    Adjustment   Total
                               ------------------------------------------------------------------------------------
Balance, June 30, 1999            3,523,092  $ 17,885  $ 5,248,560   $(57,141) $ (2,505,269)  $98,031  $ 2,802,066

Reverse Split (See Note 2)       (2,348,513)  (11,922)      11,922
                               ------------------------------------------------------------------------------------
Balance June 30, 1999
  effected for reverse split      1,174,579     5,963    5,260,482    (57,141)   (2,505,269)   98,031    2,802,066

Issuance of common shares            33,333       166      112,333                                         112,499

Net Income                                                                          442,577              $ 442,577
                               ------------------------------------------------------------------------------------
Balance, June 30, 2000            1,207,912     6,129    5,372,815    (57,141)   (2,062,692)   98,031    3,357,142

Net Income
                                                                                   (232,458)              (232,458)
Unrealized loss on foreign
  currency translation
  adjustment                                                                                   (1,083)      (1,083)
                               ------------------------------------------------------------------------------------
Balance, June 30, 2001            1,207,912   $ 6,129  $ 5,372,815   $(57,141) $ (2,295,150)  $96,948  $ 3,123,601
                               ------------------------------------------------------------------------------------

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                           2001             2000
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)/Income                                    $   (232,458)    $    442,577
                                                       ------------     ------------
  Adjustments to reconcile net (loss)/income to
    net cash provided (used) by operating
    activities:

        Depreciation                                        402,488          356,254
        Amortization                                         17,190           59,295
        Deferred tax benefit                                (40,393)            --
        Loss on disposal of assets                           52,108             --
        Changes in operating assets and
          liabilities:
            Accounts/Notes receivable                      (343,207)        (245,739)
            Inventories                                    (882,070)        (645,308)
            Prepaid expenses                                (56,259)          17,729
            Accounts payable and accrued expenses         1,458,565         (788,887)
            Other assets                                    (11,504)            --
                                                       ------------     ------------
              Total adjustments                             596,918       (1,246,656)
                                                       ------------     ------------
              Net cash provided (used) by operating
                activities                                  364,460         (804,079)
                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of other assets                                     --            (10,014)
  Acquisition of Piecemaker, Inc.                              --           (350,990)
  Purchase of property and equipment                       (218,123)         (88,643)
                                                       ------------     ------------
              Net cash used by investing
            activities                                     (218,123)        (449,647)
                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Piecemaker financing loan                        --            200,000
  Borrowings on line of credit                           14,329,966       18,340,286
  Payments on line of credit                            (14,185,262)     (17,802,746
  Proceeds of PACCAR, Inc. loan                                --          1,000,000
  Payments on long-term debt                               (218,984)        (189,673)
                                                       ------------     ------------
              Net cash (used) provided by financing
                activities                                  (74,280)       1,547,867
                                                       ------------     ------------
NET INCREASE IN CASH                                         72,057          294,141

CASH AT BEGINNING OF PERIOD                                 587,044          292,903
                                                       ------------     ------------
CASH AT END OF PERIOD                                  $    659,101     $    587,044
                                                       ============     ============

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

        Revenue Recognition - The Company adopted SAB 101 in the fourth quarter of the fiscal year ended June 30, 2001 and the Company's revenue recognition policies are in compliance with SAB 101. The Company's acceptance provisions, as some products are manufactured to customer specifications, are that customers must approve engineered drawings in advance, place a firm purchase order with the Company for manufacture of the products and initially approve a representative sample prior to manufacture. Costs of shipping and handling for the Company is generally accounted for as a component of cost of sales with revenues recorded gross. The Company recognizes revenues upon shipment to the customer.

        Warranties - The Company's policy for warranties is that Omni Gear's products and Butler Products' products are warranted to be free of defects in material and workmanship and to meet Omni Gear's and Butler Products' specifications at the time of sale. The Company accounts for warranties by accruing a liability for warranty provision based on the Company's historical analysis of warranty costs. To date, however, actual return rates have been very low and incremental costs associated with those returns have been historically immaterial to the Company. The Company has a policy for sales returns, whereby the customer may apply for and be granted the right to return product for warranty consideration. Once returned, the product is inspected for warranty qualification and, if granted, warranty work is performed and the product generally returned to the customer.

        Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $390,645 and $169,779 in 2001 and 2000, respectively.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of June 30, 2001 two customers accounted for 18% and 14% of consolidated receivables. No individual customer accounted for 10% or more of consolidated receivables at June 30, 2000.

        Notes receivable result from sales made with extended credit terms and are payable in monthly installments. Some notes receivable have terms longer than twelve months and carry interest.

        The Company has inventory located in China of approximately $480,000 and $415,000 at June 30, 2001 and 2000, respectively.

        Inventories- Inventories are stated at the lower of cost or market using the weighted average cost for inventories on hand and the specific identification method for any other inventory. The Company records inventory and any related obligation at the time title to the goods passes to the Company based on the specific terms of the transaction.

        Property, Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes as follows:

                                                              Estimated useful
                                                                lives (years)
                                                              ----------------
        Warehouse, manufacturing and office equipment               3 to 10
        Leasehold improvements                                      5 to 10
        Tooling costs                                               5 to 10

        The costs of repairs and maintenance are charged to operations when incurred. Major renewals or improvements are capitalized. When properties are sold or retired, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

        Intangible Assets and Organizational Costs - Intangible assets consist of goodwill from the Butler Products acquisition, engineering plans, designs, trademarks and patents. Amortization is provided on a straight-line basis over five to fifteen year periods.

        The Company implemented Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1999 and expensed $38,502 of unamortized organizational costs on that date.

        Foreign Currency Translation - There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location. Income and expense amounts are translated at the average rates of exchange for the periods. These translation adjustments are reported separately as a component of stockholders' equity. Current year changes are included in comprehensive income.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Share - Basic earnings per share (EPS) is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company. Amounts have been calculated as if the reverse split described in Note 2 had occurred at the beginning of all periods presented.

        Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 2001 and 2000 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates.

        New Accounting Pronouncements - During fiscal 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB No. 138. Under the new standards, all derivatives are recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income for derivatives designated as hedges of future cash flows or in net income for all other derivatives. As of June 30, 2001, the Company does not have any derivatives and has experienced no impact from adoption of Statement No. 133.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under Statement No. 142, goodwill will no longer be amortized over its estimated useful life, but instead be tested for impairment at least annually. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the new non-amortization and amortization provisions of Statement No. 142. The Company plans to adopt Statement No. 142 effective July 1, 2001 for its next fiscal year. The positive impact of adopting this statement is anticipated to be $16,000 in fiscal 2002. At June 30, 2001, the Company had $168,000 in intangible goodwill that will no longer be amortized under this statement.

        Continuing operations - The Company believes that between its access to the line of credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required.

NOTE 2  At a special meeting on June 14, 2001, the Company's Board of
        Directors approved a reduction in the number of authorized shares of common stock of the Company and a corresponding three to one reverse stock split of its common stock. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of three to one. The effect of the reverse split was to reduce the Company's issued and outstanding shares from 3,623,094 shares to 1,227,079 shares. The par value of the common stock is unchanged. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective July 1, 1999.

NOTE 3 On July 16, 1999, the Company acquired approximately $212,000 of machinery and equipment and approximately $250,000 of inventory from Piecemaker, Inc., a Madill, Oklahoma manufacturer of horse, livestock and utility trailer component parts, in exchange for 33,333 shares of Omni U.S.A., Inc. common stock and $350,990 in cash. The Company also entered into a $200,000 loan agreement to finance a portion of the cash consideration.

NOTE 4 On September 23, 1999, the Company entered into a $1,000,000 loan agreement with PACCAR Inc. (PACCAR). Loan proceeds are to be used to support Shanghai Omni Gear's manufacturing of planetary geardrives, which will be sold by PACCAR under a distribution agreement entered into September 9, 1999. Quarterly payments of principle and interest of 8% commence in December 2000 and continue for a five-year period. Under the terms of the loan, PACCAR received 166,667 warrants to purchase shares of the Company's common stock. The warrants may be exercised through July 2009 at $6.00 per share. The warrants to purchase stock may be reduced to 116,667 upon the occurrence of certain subsequent events.

NOTE 5  ACCOUNTS RECEIVABLE

        Accounts receivable at June 30 consisted of the following:

                                                        2001            2000
                                                    -----------     -----------
        Accounts receivable, trade                  $ 3,387,090     $ 3,231,091
        Allowance for doubtful accounts                (117,504)        (80,000)
                                                    -----------     -----------
                                                    $ 3,269,586     $ 3,151,091
                                                    ===========     ===========

NOTE 6  INVENTORIES

        Inventories at June 30 consisted of the following:

                                                        2001            2000
                                                    -----------     -----------
        Raw materials                               $   576,236     $   402,775
        Work in process                                  37,627         201,138
        Finished goods                                4,440,047       3,499,927
        Reserve for obsolete inventory                  (68,000)           --
                                                    -----------     -----------
                                                    $ 4,985,910     $ 4,103,840
                                                    ===========     ===========


NOTE 7  PROPERTY AND EQUIPMENT

        Property and equipment at June 30 consisted of the following:

                                                        2001            2000
                                                    -----------     -----------
        Warehouse, manufacturing and
          office equipment                          $ 3,400,047     $ 3,079,565
        Land, buildings & leasehold improvements        608,682         574,620
        Tooling costs                                   521,206         520,711
                                                    -----------     -----------
                                                      4,529,935       4,174,896
        Accumulated depreciation and amortization    (2,417,384)     (2,071,293)
                                                    -----------     -----------
                                                    $ 2,112,551     $ 2,103,603
                                                    ===========     ===========

NOTE 8  OTHER ASSETS

        Other assets at June 30 consisted of the following:

                                                        2001            2000
                                                    -----------     -----------
        Intangible assets                           $   801,640     $   795,708
        Cash surrender value of life insurance           10,420           8,073
                                                    -----------     -----------
                                                    $   812,060     $   803,781
        Accumulated amortization                        605,270         587,959
                                                    -----------     -----------
                                                    $   206,790     $   215,822
                                                    ===========     ===========

NOTE 9  REVOLVING LINE OF CREDIT

        The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2002, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. As of June 30, 2001, the Company was not in compliance with its debt service coverage ratio covenant. The Company is in current discussions with the financing company to modify this covenant.

NOTE 10 COMMON STOCK

        The Company has authorized 50,000,000 shares of common stock with a par value of $.004995 per share (see Note 2). At June 30, 2001 and 2000, the Company had issued 1,227,079 shares with 1,207,912 shares outstanding and 19,167 treasury shares. The Company has never paid cash dividends on its Common Stock. As a result of net losses in the current and prior fiscal years, the Company has a cumulative retained deficit of $2,295,150 as of June 30, 2001; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends.

NOTE 11 WARRANTS TO PURCHASE COMMON STOCK

        The Company has Class B Warrants that entitle the holder to purchase shares of common stock as follows:

                                                                   Number of
                                                         Per Share  Warrants
                                       Expiration Date     Price     Issued
                                       ---------------   ---------  --------
        Class B Series 2
          (PACCAR, Inc., see Note 4)     July 1, 2009       6.00     166,667

        On March 15, 2001, all Class B Series 1 Warrants expired by operation of the Class B Warrant Agreement. No Class B Series 1 Warrants were exercised.

NOTE 12 LONG-TERM DEBT

        Long-term debt at June 30 consisted of the following:

                                                                                  2001          2000
                                                                               ----------    ----------
        Notes payable to banks/financing companies, due in monthly installments of $1,047 including interest ranging from
        1.9% to 7.7%, maturing at various dates through 2002,                  $   12,100    $   15,024
        secured by vehicles

        Note payable to bank, due in monthly installments of $1,375 including interest at 8.25% through 2001, secured
        by equipment                                                                 --          11,949

        Note payable to equipment manufacturer, due in monthly installments of $11,333 including interest at 11% through 2003, secured by equipment. As of June 30, 2001, the Company was delinquent on
        $131,000 in payments. The Company believes that it has a good relationship with the debt holder and will be able to work out a payment plan to
        pay off the debt                                                          299,507        40,058

        Butler Products Corporation Industrial Bonds due in
        monthly installments of $2,730 including interest at 5.5%
        through March 2003, secured by equipment                                   54,544        83,440

        Note payable to financing company to finance the assets
        acquired from Piecemaker  Inc., due in monthly
        installments of $4,250 including interest at prine plus 2%
        through June 30, 2002 with final payment at that date                     140,922       174,238

        Note payable to PACCAR, Inc. due in quarterly payments
        $79,721 including interest of 8% commencing December 2000
        for a period of 5 years, unsecured                                        904,707     1,062,896

        Junior Subordinated Notes to Butler Products Corporation former owners at 8% annual interest with annual principal payments of
        $166,667 beginning September 30, 2001 through 2003, unsecured             500,000       500,000
                                                                               ----------    ----------
                                                                                1,911,780     1,887,605
        Less current portion                                                      853,889       425,369
                                                                               ----------    ----------
        Total long-term debt                                                   $1,057,891    $1,462,236
                                                                               ==========    ==========

        Future maturities of long-term debt by fiscal year are as follows:

        2002                                                                   $  853,889

        2003                                                                      514,413

        2004                                                                      465,320

        2005                                                                       78,158
                                                                               ----------
                                                                               $1,911,780
                                                                               ==========

NOTE 13 STOCK OPTION PLANS

        The Company maintains a Non-Qualified Stock Option Plan (the "NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 200,000 shares of Common Stock and the 1996 ISOP covers 300,000 shares of Common Stock. The purpose of the NQSOP and 1996 ISOP, under the discretion of the Company board of directors, is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth.

        The Board of Directors has reserved 500,000 shares under the Plans.

        -----------------------------------------------------------------------------------------------------------------
                                                                                                                Weighted-
                                                                                                                 Average
                                       Total #   $12.00    $3.00    $4.875     $6.75      $3.564     $3.1875     Exercise
        Stock Option Summary          of Shares  Options   Options  Options    Options    Options    Options      Price
        -----------------------------------------------------------------------------------------------------------------
        Options Outstanding at
        June 30, 1999                   391,667   23,333   343,333   10,000      5,000     10,000          0        3.65

        Options Granted                  20,000        0         0        0          0     10,000     10,000        3.38
        Options Canceled                      0        0         0        0          0          0          0           0

        Options Outstanding at
        June 30, 2000                   411,667   23,333   343,333   10,000      5,000     20,000     10,000        3.63

        Options Granted                       0        0         0        0          0          0          0           0
        Options Canceled                      0        0         0        0          0          0          0           0
        Options Outstanding at
        June 30, 2001                   411,667   23,333   343,333   10,000      5,000     20,000     10,000        3.63

        Exercisable at June 30, 2001    263,333   23,333   343,333   10,000          0          0          0        3.87
        Exercisable at June 30, 2000    263,333   23,333   343,333   10,000          0          0          0        3.87

        Available for future grant at
        June 30, 2001                    88,334
        -----------------------------------------------------------------------------------------------------------------
        Weighted-average remaining
        contractual life in years           5.7        3       5.5        8          8        8.5          9
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

                                                           2001          2000
                                                        ---------     ---------
        Additional compensation expense                 $ (25,000)    $ (43,000)
        Pro forma net income (loss)                      (257,458)      399,577
                                                        =========     =========
        Pro forma basic earnings (loss) per share       $   (0.21)    $     .33
                                                        =========     =========

        The Company utilized the Black Scholes option value pricing model to estimate the value of the options granted. Assumptions utilized in the Black Scholes model include a risk free interest rate of 6.5% for 2001, an expected life of 10 years, a volatility of .71 for 2001 and 2000 and no expected dividends.

NOTE 14    EARNINGS PER SHARE

           The following sets forth the computation of basic and diluted earnings per share at June 30, 2001 and 2000

                                                                               2001           2000
                                                                           -----------     ----------
           Numerator
              Net comprehensive (loss)/income                              $  (233,541)    $  442,577
                                                                           ===========     ==========
           Denominator
              Denominator for basic earnings per share -
              weighted average common shares outstanding                     1,207,912      1,206,236

              Effect of dilutive securities:
                  Conversion of dilutive stock options                            --           66,245
                                                                           -----------     ----------
              Denominator for dilutive earnings per share -
                adjusted weighted average shares and assumed conversion      1,207,912      1,272,481
                                                                           ===========     ==========
           Basic and Comprehensive Net Earnings Per Share                  $     (0.19)    $     0.37
                                                                           ===========     ==========
           Diluted Net Earnings Per Share                                  $     (0.19)    $     0.35
                                                                           ===========     ==========

           Stock options at June 30, 2001 are antidilutive due to the Company's net loss. Stock options with prices greater than $1.625 were antidilutive at June 30, 2000. Antidilutive stock options are not included in the diluted earnings per share calculation. Stock options could potentially dilute basic net earnings per share in the future.

NOTE 15    INCOME TAXES

           Income tax expense (benefit) is comprised of the following:

                                                        2001             2000
                                                      --------         --------
           Current (state)                            $  1,000         $   --
           Deferred - Current                          (43,794)         (27,000)
           Deferred - Long-term                          3,400           27,000
                                                      --------         --------
                                                      $(39,394)        $    -0-
                                                      ========         ========

           Deferred income taxes result from timing differences in reporting income and expenses for financial statement and income tax purposes. The primary sources of deferred income taxes result from: (1) the use of different methods of depreciation for income tax and financial statement purposes, (2) the uniform capitalization of inventory for income tax purposes, (3) inventory obsolescence reserves, (4) direct write-off of bad debts for income tax purposes and (5) foreign losses.

           The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                  2001          2000
                                                               ---------     ---------
           Current deferred tax assets:
                 Accounts receivable                           $  40,000     $  27,200
                 Inventory                                        47,900        11,000
                 Domestic net operating loss carry-forwards      134,000          --
                 Foreign subsidiary net operating loss
                   carry-forwards                                504,000       575,000
                                                               ---------     ---------
                 Deferred tax assets                             725,900       613,200

           Non-current deferred tax liabilities:
                  Depreciation                                   (77,400)      (74,000)
                                                               ---------     ---------
           Net deferred income tax assets                        648,500       539,200
           Valuation allowance                                  (608,106)     (539,200)
                                                               ---------     ---------
           Net deferred income taxes                           $  40,394         $ -0-
                                                               =========     =========

           The valuation allowance increased $68,906 in 2001 and decreased $106,800 in 2000, due to 2001 losses and utilization of net operating loss carry-forwards in 2000 to offset taxable income. At June 30, 2001 the Company had $394,000 of domestic net operating losses, which expire in 2021.

           The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. In determining the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax assets and liabilities, projected future taxable income, and the tax planning strategies in determining this value. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances at June 30, 2001. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,500,000 at June 30, 2001.

           The difference between the effective rate of income tax expense at June 30, 2001 and 2000 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.

                                                                      2001          2000
                                                                    --------     ---------
           Provision for income tax (benefit)/expense at
             U.S. statutory rates                                   $(92,400)    $ 150,000
           Increase (decrease) in tax provision  resulting from:
                U.S. net operating loss carry-forwards not
                   previously recognized                                --         (30,000)
                State income taxes                                     1,000          --
                Non-deductible expense                                 2,700         3,500
                Utilization of tax credits                              --         (15,000)
                Deferred tax assets not previously recognized        (26,700)         --
                Other                                                  7,100        (1,700)
           Change in valuation reserve                                68,906      (106,800)
                                                                    --------     ---------
           Income tax (benefit)/expense                             $(39,394)        $ -0-
                                                                    ========     =========

           For the years ended June 30, 2001 and 2000, the Company utilized tax basis net operating loss carry-forwards amounting to approximately $0 and $85,600 to decrease federal income tax expense by $0 and $30,000, respectively.

NOTE 16    COMMITMENTS AND CONTINGENCIES

           Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Osaka, Japan. The Houston lease is $8,000 per month through 2002. The Madill, Oklahoma leases are $6,000 per month through 2004. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2001, the future minimum rental payments required under operating leases were approximately:

           2002                                            $  311,126
           2003                                               213,926
           2004                                               203,355
           2005                                               124,957
           2006                                               120,792
           Thereafter                                       2,536,632
                                                           ----------
           Total                                           $3,510,788
                                                           ==========

           Rent expense was approximately $301,000 and $297,000 during the years ended June 30, 2001 and 2000, respectively.

           Insurance Coverage - The Company is self-insured against product liability and completed operations. This development, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintains in force and effect, product liability, with coverage up to $1,000,000 per occurrence and in aggregate, as well as completed operations insurance held by Butler Products Corporation at the time of acquisition. The Company maintains directors' and officers' insurance coverage.

           Employment - Eleven percent of the Company's employees, (specifically, twenty-one of thirty-six Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires June 12, 2002. Management believes that expiration of the agreement will not impact future operations.

           Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2001 and 2000, the Company made no contributions to the plan.

           Letters of Credit - The Company has $250,000 unused letters of credit outstanding at both June 30, 2001 and 2000.

           Litigation - The Company is currently the plaintiff in 2 cases for patent and trademark infringement and is not expected to experience any material impact on future operations or financial position of the Company.

NOTE 17    MAJOR CUSTOMERS AND SUPPLIERS

           The Company and its subsidiaries had consolidated sales in its power transmission component segment of $4,096,000 and $4,187,000 to two customers representing 19% and 20% of total consolidated sales in fiscal 2001 and 2000, respectively.

           Approximately 60% and 63% of the Company's products were purchased from two companies in China in 2001 and 2000, respectively.

NOTE 18    SUPPLEMENTAL CASH FLOW INFORMATION

           Due to net operating losses and net operating loss carryforwards, the Company was not required to pay any income taxes in 2001 and 2000, respectively.

           During 2001, the Company financed $243,159 of capital expenditures with debt.

           During 2000, the Company issued 33,333 shares of stock for the purchase of Piecemaker assets as discussed in Note 3. The value of the stock on the date of issuance was $112,499.

           The Company paid interest of $464,146 and $354,734 for the fiscal years ended June 30, 2001 and 2000 respectively.

NOTE 19    SEGMENT INFORMATION

           Selected financial information by business segment with respect to these activities for the years ended June 30 is as follows:

                                                      2001             2000
                                                  ------------     ------------
           Net Sales
             Power Transmission Components        $ 17,029,168     $ 16,292,020

             Trailer and Implement Components        4,310,126        4,419,871

             Corporate and Eliminations                   --               --
                                                  ------------     ------------
             Total Omni U.S.A., Inc.              $ 21,339,294     $ 20,711,891
                                                  ============     ============
           Income from Operations
             Power Transmission Components        $    551,760     $  1,123,561

             Trailer and Implement Components          225,671          281,445

             Corporate and Eliminations               (564,733)        (451,678)
                                                  ------------     ------------
             Total Omni U.S.A., Inc.              $    212,698     $    953,328
                                                  ============     ============
           Net Income
             Power Transmission Components        $    186,036     $    710,739

             Trailer and Implement Components          221,071          240,165

             Corporate and Eliminations               (639,565)        (508,327)
                                                  ------------     ------------
             Total Omni U.S.A., Inc.              $   (232,458)    $    442,577
                                                  ============     ============

           Identifiable Assets
             Power Transmission Components            $ 8,402,194    $ 7,713,614

             Trailer and Implement Components           3,232,686      2,527,363
                                                      -----------    -----------
             Total Omni U.S.A., Inc.                  $11,634,880    $10,240,977
                                                      ===========    ===========
           Revenues
             Domestic Customers                       $20,343,413    $19,670,619

             Foreign Customers                            995,881      1,041,272
                                                      -----------    -----------
             Total Revenues                           $21,339,294    $20,711,891
                                                      ===========    ===========
           Property and Equipment (net)
             Domestic                                 $   724,230    $   820,578

             Foreign                                    1,388,321      1,283,025
                                                      -----------    -----------
             Total Property and Equipment             $ 2,112,551    $ 2,103,603
                                                      ===========    ===========
           Depreciation and amortization
             Power Transmission Components            $   361,758    $   279,450

             Trailer and Implement Components              56,102        136,099
             Corporate                                      1,818           --
                                                      ===========    ===========
             Total Omni U.S.A., Inc.                  $   419,678    $   415,549
                                                      ===========    ===========


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

Name                    Age         Position
----                    ---         --------
Jeffrey K. Daniel       40          President, Chief Executive Officer and
                                    Director

Craig L. Daniel         41          Vice President-Manufacturing and Director

Michael A. Zahorik      38          Executive Vice President, Chief Operating
                                    Officer, General Counsel and Secretary

David M. Sallean        35          Chief Financial Officer

Kevin Guan              43          Director

Didi Duan               54          Director

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

David M. Sallean joined the Company as its Chief Financial Officer in March 1999. Mr. Sallean has a Bachelors degree from Southwest Texas State University and is a Certified Public Accountant. Prior to his employment with the Company, Mr. Sallean was employed by Stewart Title Guaranty Company from June 1988 through March 1999 and most recently as Controller of National Title Services.

Kevin Guan is currently the Managing Director of SIIC Real Estate Co., a commercial real estate developer of projects in Hong Kong and China, (a subsidiary of Shanghai Industrial Investment Corp.)., From February 1993 through February 1995, Mr. Guan was the General Manager, Shanghai Wai Gao Qiao Development Corp, in the PuDong development zone of Shanghai. Mr. Guan is a graduate of Shanghai Jiao Tong University, and received his MBA from Shanghai University.

Didi Duan is currently the Chief Financial Officer and Director of Jiao Tong University's Ang Li Science and Technology Co., Ltd., a specialty pharmaceutical processor in the Chinese and East Asian markets. From January 1986 to February 1997, Ms. Duan was the Chief Financial Officer of Dong Feng Automotive Truck manufacturing Division, vertically manufacturing 15-40 Ton trucks for the Chinese market. Ms. Duan received her graduate of Wuhan University in Hubei, and is a Chinese CPA in Shanghai, under the accounting rules in China.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                   Annual Compensation                         Long Term Compensation
                        ------------------------------------------   ------------------------------------------
                                                                              Awards                 Payouts
                                                                     ------------------------------------------
                                                                     Restricted    Securities
Name and                                              Other Annual      Stock      Underlying                     All Other
Position                Year      Salary      Bonus   Compensation     Awards     Options/SARs        Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey K. Daniel
President & CEO         1999     $ 76,500       -           -             -            -                 -            -
                        2000      130,000       -           -             -            -                 -            -
                        2001      130,000       -           -             -            -                 -            -

Craig L. Daniel
Vice President-         1999       76,500       -           -             -            -                 -            -
Manufacturing           2000       85,000       -           -             -            -                 -            -
                        2001       85,000       -           -             -            -                 -            -

Michael A. Zahorik
Executive Vice          1999       73,250       -           -             -            -                 -            -
President, COO &        2000       85,000       -           -             -            -                 -            -
Gen. Counsel            2001       85,000       -           -             -            -                 -            -

David M. Sallean
CFO                     1999       70,000       -           -             -          10,000*             -            -

                        2000       85,000       -           -             -          10,000**            -            -
                        2001       85,000       -           -             -            -                 -            -

No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 2001.

---------------------------

* On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 10,000 shares of Common Stock. These grants are at an exercise price of $3.564 and vest 100% three (3) years from date of grant. See "STOCK OPTION PLANS" below.

**    On February 24, 2000, under the 1996 ISOP, David M. Sallean was granted options to purchase 10,000 shares of Common Stock. These grants are at an exercise price of $3.1875 and vest 100% three (3) years from date of grant. See "STOCK OPTION PLANS" below.

      None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a termination of employment, or otherwise.

        STOCK OPTION PLANS AND STOCK OPTIONS

        The Company maintains a 1994 Non-Qualified Stock Option Plan (the "1994 NQSOP") and a 1996 Incentive Stock Option Plan (the "1996 ISOP"). The NQSOP covers 200,000 shares of Common Stock and the 1996 ISOP covers 300,000 shares of Common Stock after the reverse split (See Note 2). The purpose of the NQSOP and 1996 ISOP, under the discretion of the Company's board of directors, is to offer eligible employees of the Company and its subsidiaries an opportunity to acquire or increase their proprietary interests in the Company and provide additional incentive to contribute to its performance and growth. The options have been disclosed effective the reverse stock split as discussed in Note 2 of the footnotes to the financial statements.

        On June 6, 1997, the Board, upon recommendation from the Compensation Committee, repriced all options granted and existing to current Company employees under the 1996 ISOP and NQSOP from $12.00 per share to $3.00 per share. The repriced options vest 50% twelve (12) months from date of grant and 50% twenty-four (24) months from date of grant.

         On June 6, 1997, the Board, upon recommendation of the Compensation Committee, granted options to purchase 45,333 shares of Common Stock at $3.00 per share to each Jeffrey K. Daniel and Craig L Daniel, and granted options to purchase 22,667 shares of Common Stock at $3.00 per share to Michael A. Zahorik, all such options to vest three (3) years from date of grant.

        On January 25, 1999, the Board, under the NQSOP, granted 3,333 options to purchase Company Common Stock at $4.875 per share to James L. Davis, John F. Lillicrop, and W. Wayne Patterson. All director options were immediately vested.

        On January 3, 2000, the Board, under the NQSOP, granted 3,333 options to purchase Company Common Stock at $3.564 per share to James L. Davis, John F. Lillicrop, and W. Wayne Patterson. All director options were immediately vested.

        On March 8, 1999, under the 1996 ISOP, David M. Sallean was granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.564, vesting 100% three (3) years from date of grant.

        On February 24, 2000, under the 1996 ISOP, David M. Sallean was granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.1875, vesting 100% three (3) years from date of grant.

        The following table provides repricing information for options held by the Company's five most highly compensated executive officers. The repricing was implemented in 1997 on the recommendation of the Compensation Committee to conform the options to prevailing market prices and provide an incentive for which the options were designed.

                         Ten-Year Options/SAR Repricings

                                    Number of                                                     Length
                                    Securities       Market            Exercise                   of Original
                                    Underlying       Price of Stock    Price of Stock             Option Term
                                    Options/SARs     at Time of        at Time of       New       Remaining at
                                    Repriced or      Repricing or      Repricing or     Exercise  Date of
Name                        Date    Amended          Amendment         Amendment        Price     Repricing
----                        ----    -------          ---------         ---------        -----     ---------
Jeffrey K. Daniel          6/6/97    53,334          $2.25             $12.00           $3.00     9 years
Craig L. Daniel            6/6/97    53,334          $2.25             $12.00           $3.00     9 years
Michael A. Zahorik         6/6/97    23,334          $2.25             $12.00           $3.00     9 years


        Under the 1996 ISOP, options for 318,334 shares had been granted as of June 30, 2001. Under the 1994 NQSOP, options for 93,333 shares had been granted as of June 30, 2001. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2001 based on the closing price of Common Stock at June 30, 2001 of $1.30:

                                                      1994 NQSOP and 1996 ISOP
                                         --------------------------------------------------
                                         Dollar Value / Shares       Total Number of Shares
   Name and Position                          Exercisable            Represented by Options
   -----------------                     ---------------------       ----------------------
Jeffrey K. Daniel
   President and CEO                           $0/98,667                      98,667

Craig L. Daniel
   Vice President-Manufacturing                $0/98,667                      98,667


Michael A. Zahorik
     Executive Vice President, COO
     & General  Counsel                        $0/46,000                      46,000

David M. Sallean
    Chief Financial Officer                       $0/0                        20,000

Executive Officer Group                       $0/243,334                     263,334

Non-Executive Officer Employee Group           $0/66,666                      71,666

Total                                         $0/310,000                     335,000


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                            FY-End Option/SAR Values

                                                                                         Value of Unexercised
                                                            Number of Unexercised        in-the-money Options/
                         Shares Acquired     Value         Options/SARs at FY-End          SARs at FY-End (2)
Name                       on Exercise      Realized    (1)Exercisable/Unexercisable    Exercisable/Unexercisable
----                       -----------      --------    ----------------------------    -------------------------
Jeffrey K. Daniel
President & CEO                N/A             N/A                98,667                         $0
                                                                  ------                         --
                                                                  98,667/0                     $0/$0
Craig L. Daniel
Vice President-
   Manufacturing               N/A             N/A                98,667                         $0
                                                                  ------                         --
                                                                  98,667/0                     $0/$0
Michael A. Zahorik
Exec. Vice President, COO
   & General Counsel           N/A             N/A                46,000                         $0
                                                                  ------                         --
                                                                  46,000/0                     $0/$0
David M. Sallean
Chief Financial Officer        N/A             N/A                20,000                         $0
                                                                  ------                         --
                                                                0/20,000                       $0/$0

------------------------

N/A Not applicable. No options were exercised during the fiscal year ended
    June 30, 2001.

(1) Indicates number of options exercisable and unexercisable as of June 30, 2001.

(2) Based upon closing price of Common stock at June 30, 2001 of $1.30.


        OTHER COMPENSATION

        The Company has paid no bonuses to its executive officers. The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its officers and employees, at no cost. Jeffrey K. Daniel and Craig L. Daniel are not compensated as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITALIZATION

        The Company's currently authorized equity securities are as follows: (i) 50,000,000 shares of Common Stock, par value $.004995 per share (see Note 2),
(ii) 454,258 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 1, 2001, the Company had outstanding 1,227,079 shares of Common Stock, and Class B Warrants to purchase 166,667 shares of Common Stock.

        Class B Warrants. There are 166,667 Class B Warrants to purchase Common Stock. The Class B Series 1 Warrants, which were exercisable by the holder therof at any time between 90 days after issuance and March 15, 2001, at $6.00 per share, expired on March 15, 2001. None of these Class B Warrants were exercised. The 166,667 Class B Series 2 Warrants issued to PACCAR, Inc. may be exercised at any time and expire July 1, 2009 (see Note 4 in the footnotes to the financial statements).

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 2001, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                                Amount and Nature
                                                  Of Beneficial
Name and Address of Beneficial Owner                Ownership          Percent of Class(1)
------------------------------------                ---------          ----------------
Edward L. Daniel (3)                                 175,689                 14.6%
Joan J. Daniel (3)                                   175,689                 14.6%
PACCAR, Inc. (8)                                     166,667                 12.1%
Craig L. Daniel (2)(5)                               134,837                  8.3%
Jeffrey K. Daniel (2)(4)                             116,561                  7.2%
Michael A. Zahorik (2)(6)                             65,151                  4.0%
David M. Sallean (2)(7)                                2,834                   *
Executive Officers and Directors as a Group          319,383                 26.0%

* less than 1% of the total number of
  shares outstanding

-----------------------

(1) Based upon 1,227,079 shares of Common Stock outstanding as of June 30, 2001.

(2) The address for all officers is 7502 Mesa Road, Houston, Texas 77028.

(3) Includes 125,000 shares each subject to certain conditions and limitations set forth in the Registration Rights Agreement (see Exhibit 10.11). The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.

(4) Includes 98,667 shares purchasable under options exercisable within 60 days at $3.00 per share and 1,255 shares held in street name and 257 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 4,129 shares purchased through the Company's 401(k) plan.

(5) Includes 98,667 shares purchasable under options exercisable within 60 days at $3.00 per share and 2,267 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.

(6) Includes 46,000 shares purchasable under options exercisable within 60 days at $3.00 per share and 7,300 shares held of record by the Michael A. Zahorik Individual Retirement Account, a self-directed IRA and 4,018 shares purchased through the Company's 401(k) plan.

(7) Includes 2,834 shares held of record by the David M. Sallean Individual Retirement Account, a self-directed IRA.

(8) Includes 166,667 shares purchasable under Class B Warrants exercisable within 60 days at $6.00 per share and expire July 1, 2009. The address of such beneficial owner is 777 106th Avenue NE, Bellevue, WA 98004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     OMNI U.S.A., INC.


                                     BY: /s/ JEFFREY K. DANIEL
                                         -----------------------
                                         JEFFREY K. DANIEL
                                         CHIEF EXECUTIVE OFFICER
                                         AND PRESIDENT


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

        SIGNATURE                         TITLE                                        DATE
        ---------                         -----                                        ----
/s/ JEFFREY K. DANIEL              CHIEF EXECUTIVE OFFICER & PRESIDENT          SEPTEMBER 28, 2001
-----------------------------                                                             --
JEFFREY K. DANIEL


/s/ DAVID M. SALLEAN               CHIEF FINANCIAL OFFICER                      SEPTEMBER 28, 2001
-----------------------------                                                             --
DAVID M. SALLEAN


                                INDEX OF EXHIBITS

     Exhibit No.                  Name of Exhibit
     -----------                  ---------------
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

     Exhibit No.                  Name of Exhibit
     -----------                  ---------------
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