Form 10QSB
period 2001-09-30
OMNI USA INC
filed 2001-11-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 (713) 635-633
                                 -------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

At November 14, 2001, there were 1,207,912 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         September 30, 2001 and June 30, 2001

Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2001 and September 30, 2000

Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2001 and September 30, 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    September 30, 2001
                                                        (unaudited)         June 30, 2001
                                                      ------------------    -------------
CURRENT ASSETS
   Cash                                                  $    153,501        $    659,101
   Accounts receivable, trade, net                          2,309,591           3,269,586
   Accounts receivable, related parties                        34,150              43,654
   Inventories                                              4,651,881           4,985,910
   Notes receivable                                           161,116             208,671
   Prepaid expenses                                           271,693             108,224
   Deferred tax assets                                         40,393              40,393
                                                         ------------        ------------

               TOTAL CURRENT ASSETS                         7,622,325           9,315,539
                                                         ------------        ------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                2,023,052           2,112,551
                                                         ------------        ------------

OTHER ASSETS
   Primarily intangible assets, net                           194,717             206,790
                                                         ------------        ------------

TOTAL ASSETS                                             $  9,840,094        $ 11,634,880
                                                         ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUI

CURRENT LIABILITIES
   Accounts payable                                      $  3,140,442        $  3,584,118
   Line of credit                                           1,862,224           2,771,161
   Accrued expenses                                           274,059             244,220
   Current portion of long-term debt                          842,746             853,889
                                                         ------------        ------------

               TOTAL CURRENT LIABILITIES                    6,119,471           7,453,388
                                                         ------------        ------------

LONG-TERM DEBT                                              1,019,871           1,057,891
                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,207,912
     outstanding)                                               6,129               6,129
   Additional paid-in capital                               5,372,815           5,372,815
   Treasury Stock (19,167 shares)                             (57,141)            (57,141)
   Retained earnings (deficit)                             (2,718,853)         (2,295,150)
   Foreign currency translation adjustment                     97,802              96,948
                                                         ------------        ------------

               TOTAL STOCKHOLDERS' EQUITY                   2,700,752           3,123,601
                                                         ------------        ------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  9,840,094        $ 11,634,880
                                                         ============        ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                          For the three months     For the three months
                                                 ended                     ended
                                          September 30, 2001       September 30, 2000
                                          -------------------      --------------------

NET SALES                                     $ 3,626,337               $ 4,905,641


COST OF SALES                                   2,950,527                 3,934,882
                                              -----------               -----------


      Gross Profit                                675,810                   970,759
                                              -----------               -----------


OPERATING EXPENSES
   Selling, general and administrative            988,285                   989,109
                                              -----------               -----------

      Operating loss                             (312,475)                  (18,350)
                                              -----------               -----------


OTHER INCOME (EXPENSE)
    Interest expense                              (89,360)                 (119,352)
    Other, net                                    (21,868)                   14,642
                                              -----------               -----------

OTHER INCOME (EXPENSE)                           (111,228)                 (104,710)
                                              -----------               -----------


NET LOSS                                      $  (423,703)              $  (123,060)
                                              ===========               ===========

COMPREHENSIVE INCOME - Foreign Currency
  Translation Adjustment                      $       230                      --
                                              -----------               -----------

NET AND COMPREHENSIVE LOSS                    $  (423,500)              $  (123,060)
                                              ===========               ===========

BASIC AND COMPREHENSIVE LOSS PER SHARE        $     (0.35)              $     (0.10)
                                              ===========               ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENDSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 For the three months         For the three months
                                                                        ended                         ended
                                                                  September 30, 2001           September 30, 2000
                                                               -------------------------     ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (423,500)                 $  (123,060)
                                                                       -----------                  -----------
   Adjustments to reconcile net loss to net cash
      provided by operating
      activities:
         Depreciation and amortization                                      99,928                      101,090
         Changes in operating assets and liabilities:
            Accounts receivable / Notes receivable                         885,831                      422,857
            Inventories                                                    334,029                     (190,047)
            Prepaid expenses                                              (163,469)                    (166,549)
            Accounts payable and accrued expenses                         (271,544)                      43,865
                                                                       -----------                  -----------

               Total adjustments                                           884,775                      212,216
                                                                       -----------                  -----------

               Net cash  provided by operating
                  Activities                                               461,275                       88,156
                                                                       -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of other assets                                              --                         (5,975)
     Capital Expenditures                                                   (8,775)                     (57,447)
                                                                       -----------                  -----------

              Net cash used by investing activities                         (8,775)                     (63,422)
                                                                       -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings on line of credit                                      1,906,560                    3,721,730
   Net Payments on line of credit                                       (2,815,497)                  (3,912,392)
   Payments on long-term debt                                              (49,163)                     (41,303)
                                                                       -----------                  -----------

         Net cash used by financing activities                            (958,100)                    (231,965)
                                                                       -----------                  -----------

NET DECREASE IN CASH                                                      (505,600)                    (207,231)

CASH AT BEGINNING OF PERIOD                                                659,101                      587,044
                                                                       -----------                  -----------

CASH AT END OF PERIOD                                                  $   153,501                  $   379,813
                                                                       ===========                  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES: The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations adopted by the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2001, and the results of their operations and cash flows for the three month periods ended September 30, 2001, and September 30, 2000, in accordance with generally accepted accounting principles have been included.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2. EARNINGS PER SHARE: Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2001 and September 30, 2000, the Company's weighted average shares are calculated as follows:


                                                             September 30, 2001           September 30, 2000
                                                             ------------------           ------------------
     Weighted average common shares outstanding                 1,207,912                    1,207,912

     As the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share.

3. SUPPLEMENTAL CASH FLOW INFORMATION: Interest paid on debt for the three months ended September 30, 2001 and 2000, was $89,360 and $119,352 respectively. No income taxes were paid during the three months ended September 30, 2001 and 2000, respectively.

4. REVERSE SPLIT: At a special meeting on June 14, 2001, the Company's Board of Directors approved a reduction in the number of authorized shares of common stock of the Company and a corresponding three for one reverse stock split of its common stock. In addition, all holders of options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of three to one. The effect of the reverse split was to reduce the Company's common shares from 3,680,592 shares to 1,227,079 shares issued and 3,623,094 shares to 1,207,912 outstanding. The par value of the common stock is unchanged. Accordingly, the Company has presented all equity and earnings per share information as if the reverse stock split had occurred effective July 1, 2000.

5. MAJOR CUSTOMERS AND VENDORS: During the fiscal quarters ended September 30, 2001 and September 30, 2000, the Company and its subsidiaries had consolidated sales of $287,957 and $809,883 and to a domestic customer for a total of 7% and 17% of consolidated sales. During the three months ended September 30, 2001 and September 30, 2000, the Company and its subsidiaries had consolidated purchases of $1,168,938 and $2,130,148 from two vendors for a total of 40% and 55% of consolidated purchases.

6. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT: The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2002, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. As of September 30, 2001, the Company was not in compliance with its debt service coverage ratio covenant. The Company is in current discussions with the financing company to modify this covenant.

     The Company has a note payable to equipment manufacturer, due in monthly installments of $11,333 including interest at 11% through 2003, secured by equipment. As of September 30, 2001, the Company was delinquent on $165,000 in payments. The Company believes that it has a good relationship with the debt holder and will be able to work out a payment plan to pay off the debt.

7. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION

THREE MONTHS ENDED                          OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
SEPTEMBER 30, 2001             NET SALES      LOSS       EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $2,707,711  $ (181,114)   (69,786)  $ 6,653,982     $  8,775        $ 72,964
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             918,626     (63,451)    (9,575)    3,186,112            -          26,964
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (67,910)    (9,999)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $3,626,337  $ (312,475)  $(89,360)   $9,840,094     $  8,775         $99,928
==============================================================================================================




THREE MONTHS ENDED                                                                               PROPERTY AND
SEPTEMBER 30, 2001                   NET SALES                  SEPTEMBER 30, 2001              EQUIPMENT, NET
------------------------------------------------                ----------------------------------------------
Domestic Customers                   $3,436,363                 Domestic                         $    684,238
------------------------------------------------                ----------------------------------------------
Foreign Customers                       189,974                 Foreign                             1,338,814
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.             $3,626,337                 Total Omni, U.S.A., Inc.         $  2,023,052
================================================                ==============================================



THREE MONTHS ENDED                          OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
SEPTEMBER 30, 2000             NET SALES      LOSS       EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $3,772,227    $ 25,211 $  (87,470)   $7,553,254    $  13,609      $  68,001
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,133,414      54,744    (20,250)    2,376,563       43,838          33,089
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (98,305)   (11,632)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $4,905,641    $(18,350) $(119,352)   $9,929,817    $  57,447       $101,090
==============================================================================================================


THREE MONTHS ENDED                                                                              PROPERTY AND
SEPTEMBER 30, 2000                   NET SALES                  SEPTEMBER 30, 2000             EQUIPMENT, NET
------------------------------------------------                ----------------------------------------------
Domestic Customers                   $4,280,573                 Domestic                           $  830,983
------------------------------------------------                ----------------------------------------------
Foreign Customers                       625,068                 Foreign                             1,233,257
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.             $4,905,641                 Total Omni, U.S.A., Inc.          $ 2,064,240
================================================                ==============================================

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

Liquidity and Capital Resources

         The Company's primary capital requirements are for working capital which is generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 credit facility had an outstanding balance of $1,862,224 at September 30, 2001. The Company had working capital of $1,502,854 as of September 30, 2001 and working capital of $1,862,151 as of June 30, 2001, a decrease of $359,297 from June 30, 2001. The decrease in working capital from June 30, 2001 was due to a significant decrease in sales volume and corresponding decreases in production and purchases in both business segments, which resulted in decreases in receivables, inventory, and other nominal changes in working capital.

         The Company had a cash balance of $153,501 as of September 30, 2001; reflecting a negative cash flow of $505,600 compared to the June 30, 2001 cash balance of $659,101. The Company's cash provided by operating activities for the 3 months ended September 30, 2001 of $461,275 consisted of the net loss for the period of $423,500 offset by, combined decreases in accounts receivable and inventories.

         The Company's cash used in investing activities for the three months ended September 30, 2001 of $8,775 consisted of net capital expenditures for the period.

         Net cash used by financing activities for the three months ended September 30, 2001 of $958,100 consisted primarily of payments on the line of credit and long-term debt.

         The Company believes that between its access to the line of credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required. In response to general declines in demand and a recent economic downturn, management has initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns. Management believes that it will be successful in this endeavor.

Results for the Quarter ended September 30, 2001 compared with the Quarter ended September 30, 2000

         The Company had net sales of $3,626,337 for the three months ended September 30, 2001. This represents a decrease of 26% compared to the three months ended September 30, 2000 net sales of $4,905,641. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2001 and 2000:

                                       QUARTER                 QUARTER
                                        ENDED          %        ENDED         %         DOLLAR         %
NET SALES                              9/30/01      OF TOTAL   9/30/00     OF TOTAL     CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components        $ 2,707,711       75%   $ 3,772,227      77%      (1,064,516)     (28%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components         918,626       25%     1,133,414      23%        (214,788)     (19%)
------------------------------------------------------------------------------------------------------------
Consolidated                         $ 3,626,337      100%   $ 4,905,641     100%    $ (1,279,304)     (26%)
------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended September 30, 2001 decreased $294,949 to $675,810, compared to gross profit for the three months ended September 30, 2000 of $970,759. The decrease in sales and gross profit was primarily attributable to a decline in general economic conditions and an associated decline in demand for products in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2001 decreased to 19% as compared to 20% for the three months ended September 30, 2000. This decrease was primarily due to the product mix of sales for the period as well as general declines in demand resulting in decreased margins.

         Selling, general and administrative remained consistent with $988,285 in the three months September 30, 2001 compared to $989,109 in the three months ended September 30, 2000. Selling, general and administrative expenses increased as a percentage of sales compared to the three months ended September 30, 2000 due to the decrease in sales.

         Loss from operations for the Company increased $294,125 to $312,475 for the three months ended September 30, 2001, compared to a loss from operations of $18,350 for the three months ended September 30, 2000. Loss from operations as a percentage of sales increased to (8%) in the three months ended September 30, 2001 compared to (0.3%) in the three months ended September 30, 2000. This increase is principally the result of decreases in sales to comparable periods.

         Interest expense decreased $29,992, to $89,360 for the three months ended September 30, 2001 from $119,352 for the three months ended September 30, 2000. The decrease resulted from a decreased interest rates, reduced borrowings and debt payments, associated with the Company's line of credit.

         Other income (expense) was expense of ($21,868) for the three months ended September 30, 2001 compared to income of $14,642 for the three months ended September 30, 2000. This change primarily relates to reduced commission income and increased banking fees.

         The Company's net loss increased $300,643 to $423,703, or $0.35 per share, for the three months ended September 30, 2001 compared to $123,060, or $0.10 per share, for the three months ended September 30, 2000.

Cautionary Statement

         The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical facts, the statements contained in
Item 2 of this form 10-QSB are forward-looking statements. Forward-looking statements discuss future expectations, plans, strategies, activities or events. They often include words such as believe, expect, anticipate, intend or plan, or words with similar meaning or with future or conditional verbs such as will, would, should, or may. The Company does not plan to update these forward-looking statements to reflect events or changes that occur after they are made.

         Actual results may differ materially from those contemplated by the forward-looking statements. Investors are further directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB's and Form 8-KSB filed with the Securities and Exchange Commission. These forward-looking statements involve risks and uncertainties, including but not limited to, the following:

       1) acts or threats of war or terrorism, and the effects of such acts or threats on the Company, its employees, its debtors, customers and vendors as well as the local economy,

       2) changes in the availability of funds resulting in increased costs or reduced liquidity,

       3)  cyclical downturns affecting the markets for capital goods,

       4)  substantial increases in interest rates,

       5) availability or material increases in the costs of select raw materials,

         The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in the their entirety by the applicable cautionary statements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2001.

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


Date:  November 14, 2001               OMNI U.S.A., INC.




                                       By: /s/ Jeffrey K. Daniel
                                          --------------------------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer