Form 10QSB/A
period 2001-09-30
OMNI USA INC
filed 2001-11-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                      LIABILITIES AND STOCKHOLDERS' EQUITY

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

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                          For the three months     For the three months
                                                 ended                     ended
                                          September 30, 2001       September 30, 2000
                                          -------------------      --------------------

NET SALES                                     $ 3,626,337               $ 4,905,641


COST OF SALES                                   2,950,527                 3,934,882
                                              -----------               -----------


      Gross Profit                                675,810                   970,759
                                              -----------               -----------


OPERATING EXPENSES
   Selling, general and administrative            988,285                   989,109
                                              -----------               -----------

      Operating loss                             (312,475)                  (18,350)
                                              -----------               -----------


OTHER INCOME (EXPENSE)
    Interest expense                              (89,360)                 (119,352)
    Other, net                                    (21,868)                   14,642
                                              -----------               -----------

OTHER INCOME (EXPENSE)                           (111,228)                 (104,710)
                                              -----------               -----------


NET LOSS                                      $  (423,703)              $  (123,060)
                                              ===========               ===========

COMPREHENSIVE INCOME - Foreign Currency
  Translation Adjustment                      $       854                      --
                                              -----------               -----------

NET AND COMPREHENSIVE LOSS                    $  (422,849)              $  (123,060)
                                              ===========               ===========

BASIC AND COMPREHENSIVE LOSS PER SHARE        $     (0.35)              $     (0.10)
                                              ===========               ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENDSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 For the three months         For the three months
                                                                        ended                         ended
                                                                  September 30, 2001           September 30, 2000
                                                               -------------------------     ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (423,703)                 $  (123,060)
                                                                       -----------                  -----------
   Adjustments to reconcile net loss to net cash
      provided by operating
      activities:
         Depreciation and amortization                                      99,928                      101,090
         Changes in operating assets and liabilities:
            Accounts receivable / Notes receivable                         885,831                      422,857
            Inventories                                                    334,029                     (190,047)
            Prepaid expenses                                              (163,469)                    (166,549)
            Accounts payable and accrued expenses                         (271,341)                      43,865
                                                                       -----------                  -----------

               Total adjustments                                           884,978                      212,216
                                                                       -----------                  -----------

               Net cash  provided by operating
                  Activities                                               461,275                       88,156
                                                                       -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of other assets                                              --                         (5,975)
     Capital Expenditures                                                   (8,775)                     (57,447)
                                                                       -----------                  -----------

              Net cash used by investing activities                         (8,775)                     (63,422)
                                                                       -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Borrowings on line of credit                                      1,906,560                    3,721,730
   Net Payments on line of credit                                       (2,815,497)                  (3,912,392)
   Payments on long-term debt                                              (49,163)                     (41,303)
                                                                       -----------                  -----------

         Net cash used by financing activities                            (958,100)                    (231,965)
                                                                       -----------                  -----------

NET DECREASE IN CASH                                                      (505,600)                    (207,231)

CASH AT BEGINNING OF PERIOD                                                659,101                      587,044
                                                                       -----------                  -----------

CASH AT END OF PERIOD                                                  $   153,501                  $   379,813
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


         The Company had a cash balance of $153,501 as of September 30, 2001; reflecting a negative cash flow of $505,600 compared to the June 30, 2001 cash balance of $659,101. The Company's cash provided by operating activities for the 3 months ended September 30, 2001 of $461,275 consisted of the net loss for the period of $423,703 offset by, combined decreases in accounts receivable and inventories.


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