Form 10QSB
period 2001-12-31
OMNI USA INC
filed 2002-02-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

At February 14, 2002, there were 1,207,912 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         December 31, 2001 and June 30, 2001

Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31, 2001 and December 31,
         2000

Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 2001 and December 31, 2000

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                      December 31, 2001
                                                                        (unaudited)                  June 30, 2001
                                                                      -----------------              -------------
CURRENT ASSETS
   Cash                                                                    $    308,753                 $    659,101
   Accounts receivable, trade, net                                            2,265,294                    3,269,586
   Accounts receivable, related parties                                          26,413                       43,654
   Inventories                                                                4,865,204                    4,985,910
   Notes receivable                                                             123,387                      208,671
   Prepaid expenses                                                             117,034                      108,224
   Deferred tax assets                                                           40,393                       40,393
                                                                      -----------------              ---------------

               TOTAL CURRENT ASSETS                                           7,746,478                    9,315,539
                                                                      -----------------              ---------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,949,645                    2,112,551
                                                                      -----------------              ---------------

OTHER ASSETS
   Primarily intangible assets, net                                             194,426                      206,790
                                                                      -----------------              ---------------

TOTAL ASSETS                                                              $   9,890,549                $  11,634,880
                                                                      =================              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $   3,111,663                $   3,584,118
   Line of credit                                                             1,796,945                    2,771,161
   Accrued expenses                                                             303,547                      244,220
   Current portion of long-term debt                                            993,603                      853,889
                                                                      -----------------              ---------------

               TOTAL CURRENT LIABILITIES                                      6,205,758                    7,453,388
                                                                      -----------------              ---------------

LONG-TERM DEBT                                                                  861,963                    1,057,891
                                                                      -----------------              ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,207,912
     outstanding)                                                                 6,129                        6,129
   Additional paid-in capital                                                 5,372,815                    5,372,815
   Treasury Stock (19,167 shares)                                               (57,141)                     (57,141)
   Retained earnings (deficit)                                               (2,596,640)                  (2,295,150)
   Foreign currency translation adjustment                                       97,665                       96,948
                                                                      -----------------              ---------------

               TOTAL STOCKHOLDERS' EQUITY                                     2,822,828                    3,123,601
                                                                      -----------------              ---------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  9,890,549                $  11,634,880
                                                                      =================              ===============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
               OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND THE
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                        THREE MONTHS        THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                            ENDED              ENDED              ENDED              ENDED
                                                         DECEMBER 31,         DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                           2001                2000               2001              2000
                                                        -------------       --------------     --------------     ------------
NET SALES                                               $  4,382,065       $  6,290,169        $ 8,008,402      $ 11,195,810

COST OF SALES                                              3,289,202          5,052,667          6,239,729         8,987,549
                                                        ------------       ------------        -----------------  ----------
GROSS PROFIT                                               1,092,863          1,237,502          1,768,673         2,208,261

OPERATING EXPENSES

     Selling, general and administrative                     923,175          1,133,848          1,911,460         2,122,957
                                                        ------------       ------------        -----------------  ----------
OPERATING INCOME (LOSS)                                      169,688            103,654           (142,787)           85,304

OTHER INCOME (EXPENSE)
     Interest expense                                        (93,146)          (138,691)          (182,506)         (258,043)
     Other,net                                                45,671             19,030             23,803            33,672
                                                        ------------       ------------        -----------------  ----------
TOTAL OTHER EXPENSE
                                                             (47,475)          (119,661)          (158,703)         (224,371)
                                                        ------------       ------------        -----------------  ----------

NET INCOME (LOSS)                                        $   122,213        $   (16,007)       $  (301,490)      $  (139,067)
                                                        ============       ============  =================      ============
COMPREHENSIVE INCOME - Foreign
     Currency Translation
     Adjustment                                                 (137)                 -                717                 -
                                                        ------------       ------------        -----------------  ----------

NET AND COMPREHENSIVE
     INCOME (LOSS)                                       $   122,076        $   (16,007)       $  (300,773)      $  (139,067)
                                                        ============       ============  =================      ============

BASIC EARNINGS (LOSS) PER SHARE                          $      0.10        $     (0.01)        $    (0.25)      $     (0.12)
                                                        ============       ============  =================      ============

FULLY DILUTED EARNINGS (LOSS) PER SHARE                  $      0.10        $    (0.01)        $    (0.25)       $     (0.12)
                                                        ============       ============  =================      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                                            SIX MONTHS                        SIX MONTHS
                                                                               ENDED                            ENDED
                                                                            DECEMBER 31,                      DECEMBER 31,
                                                                               2001                             2000
                                                                         --------------                   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                               $  (301,490)                      $  (139,067)
  Adjustments to reconcile net income (loss) to net cash
    provided / (used) by operating activities:
      Depreciation and amortization                                          194,132                           191,947
      Changes in operating assets and liabilities:
        Accounts receivable/ Notes receivable                              1,106,817                          (381,360)
        Inventories                                                          120,706                           (76,663)
        Prepaid expenses                                                      (8,810)                          (65,762)
        Accounts payable and accrued expenses                               (413,128)                          455,122
                                                                         --------------                   ---------------

          Total adjustments                                                  999,717                           123,284
                                                                         --------------                   ---------------

          Net cash provided/(used) by operating activities                   698,227                           (15,783)
                                                                         --------------                   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of other assets                                                      -                            (5,975)
  Capital expenditures                                                       (18,862)                         (123,262)
                                                                         --------------                   ---------------

          Net cash used by investing activities                              (18,862)                         (129,237)
                                                                         --------------                   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Borrowings on line of credit                                             5,033,205                         7,244,193
  Payments on line of credit                                              (6,007,421)                       (7,176,508)
  Payments on long-term debt                                                 (56,214)                         (151,517)
                                                                         --------------                   ---------------

          Net cash used by financing activities                           (1,030,430)                          (83,832)
                                                                         --------------                   ---------------

          Effects of foreign currency translation                                717                                 -

NET DECREASE IN CASH                                                        (350,348)                         (228,852)

CASH AT BEGINNING OF PERIOD                                                  659,101                           587,044
                                                                         ==============                   ===============
CASH AT END OF PERIOD                                                    $   308,753                       $   358,192
                                                                         ==============                   ===============

Supplemental disclosure of non-cash investing activities
  Capital expenditures financed by debt                                  $                                 $   243,159
                                                                         ==============                   ===============




The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES: The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 2001, and the results of their operations and cash flows for the six month and three month periods ended December 31, 2001, and December 31, 2000, in accordance with generally accepted accounting principles in the United States have been included.

At December 31, 2001 the Company is not in compliance with its revolving line of credit with a finance company and has defaulted on two of its two long-term debt agreements. The Company is currently delinquent on $175,396 in monthly principle and interest payments to an equipment manufacturer and $159,442 in quarterly principle and interest payments to Paccar. Total outstanding principal on these notes amounts to approximately $2,985,000 at December 31, 2001. The Company is in contact with the creditors and attempting to resolve these matters. During 2001, the Company was successful in renegotiating the payment terms on its junior subordinated notes to Butler Products Corporation former owners to extend the due date of this debt one year.

There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2. EARNINGS PER SHARE: Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 2001 and December 31, 2000, the Company's weighted average shares are calculated as follows:

                                                                                   Six Months
                                                   Quarter Ended  Quarter Ended      Ended        Six Months
                                                   December 31,    December 31,   December 31,  Ended December
                                                       2001            2000           2001         31, 2000
                                                  --------------------------------------------------------------
   Weighted average common shares outstanding       1,207,912       1,207,912      1,207,912      1,207,912

   Effect of dilution of securities: conversion
     of stock options                                       -              -              -               -
                                                  --------------------------------------------------------------

   Denominator for dilutive earnings per share      1,207,912      1,207,912      1,207,912       1,207,912
                                                  ==============================================================

The Company is in a net loss position for the six month period ended December 31, 2001 and for the three and six month periods ended December 31, 2000. Accordingly, all common stock equivalents during these periods are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month period ended December 31, 2001, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

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

4. MAJOR CUSTOMERS AND VENDORS: No single customer accounted for more than 10% of consolidated sales during the six months ended December 31, 2001. The Company and its subsidiaries had consolidated sales of $1,898,426 to a domestic customer for a total of 17% of consolidated sales during the six months ended December 31, 2000. The Company had sales of $503,695 to a foreign customer for a total of 11% of sales for the quarter ended December 31, 2001 and $1,088,543 to a domestic customer for a total of 17% of consolidated sales during the quarter ended December 31, 2000. During the six months ended December 31, 2001 and December 31, 2000, the Company and its subsidiaries had consolidated purchases of $2,569,610 from two vendors and $4,084,128 from one vendor for a total of 41% and 45% of consolidated purchases. During the quarters ended December 31, 2001 and December 31, 2000, the Company and its subsidiaries had consolidated purchases of $1,400,672 from two vendors and $1,953,980 from one vendor for a total of 42% and 39% of consolidated purchases.

5. REVOLVING LINE OF CREDIT: The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2002, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. As of December 31, 2001, the Company was not in compliance with its debt service coverage ratio covenant.

6. SEGMENT INFORMATION: The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.


                               SEGMENT INFORMATION

THREE MONTHS ENDED                         INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2001              NET SALES   OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission
Components                    $3,509,593  $  142,141    $83,262     $6,759,065   $  10,087      $  60,322
--------------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                       872,472     104,533      9,884      3,131,484                     33,882
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                   (76,986)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $4,382,065  $  169,688    $93,146    $ 9,890,549   $  10,087      $  94,204
==============================================================================================================


THREE MONTHS ENDED                                                                          PROPERTY AND
DECEMBER 31, 2001                NET SALES                   DECEMBER 31, 2001             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                 $3,492,752                Domestic                              $  643,095
----------------------------------------------               -------------------------------------------------
Foreign customers                     889,313                Foreign                                1,306,550
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.           $4,382,065                Total Omni, U.S.A., Inc.             $ 1,949,645
==============================================               =================================================


THREE MONTHS ENDED                         INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2000              NET SALES   OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $5,350,040  $  308,521   $122,692    $ 8,630,201  $  302,974       $ 60,204
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                       940,129     (71,089)     6,598      2,086,158       6,000         30,653
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                  (133,778)     9,401
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $6,290,169  $  103,654   $138,691    $10,716,359  $  308,974       $ 90,857
==============================================================================================================



THREE MONTHS ENDED                                                                          PROPERTY AND
DECEMBER 31, 2000                NET SALES                   DECEMBER 31, 2000             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                 $5,981,697                Domestic                              $  804,518
----------------------------------------------               -------------------------------------------------
Foreign customers                     308,472                Foreign                                1,480,717
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.           $6,290,169                Total Omni, U.S.A., Inc.             $ 2,285,235
==============================================               =================================================

                              SEGMENT INFORMATION
                                  (CONTINUED)

SIX MONTHS ENDED                           INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2001              NET SALES   OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission
Components                    $6,217,304  $  (39,073)  $153,048     $6,759,065    $ 18,862      $ 133,286
--------------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                     1,791,098      41,182     29,458      3,131,484                     60,846
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                  (144,896)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $8,008,402  $ (142,787)  $182,506    $ 9,890,549     $  18,862    $ 194,132
==============================================================================================================



SIX MONTHS ENDED                                                                            PROPERTY AND
DECEMBER 31, 2001                NET SALES                   DECEMBER 31, 2001             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                 $6,929,115                Domestic                              $  643,095
----------------------------------------------               -------------------------------------------------
Foreign customers                   1,079,287                Foreign                                1,306,550
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.           $8,008,402                Total Omni, U.S.A., Inc.             $ 1,949,645
----------------------------------------------               -------------------------------------------------
==============================================               =================================================

SIX MONTHS ENDED                           INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2000              NET SALES   OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission
Components                    $9,122,267  $  333,732   $210,162    $ 8,630,201     $ 316,583    $ 128,205
--------------------------------------------------------------------------------------------------------------
Trailer and Implement
Components                     2,073,543     (16,345)    26,848      2,086,158      49,838         63,742
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                  (232,083)    21,033
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.     $11,195,810   $  85,304   $258,043    $10,716,359    $366,421        191,947
==============================================================================================================


SIX MONTHS ENDED                                                                            PROPERTY AND
DECEMBER 31, 2000                NET SALES                   DECEMBER 31, 2000             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $10,262,270                Domestic                              $  804,518
----------------------------------------------               -------------------------------------------------
Foreign customers                     933,540                Foreign                                1,480,717
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $11,195,810                Total Omni, U.S.A., Inc.             $ 2,285,235
==============================================               =================================================

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

Liquidity and Capital Resources

         The Company's primary capital requirements are for working capital and acquisitions that are generally met through a combination of internally generated funds, a revolving line of credit facility and credit terms from suppliers. The Company's $4,000,000 credit facility had an outstanding balance of $1,796,945 at December 31, 2001. At December 31, 2001, the Company was not in compliance with this agreement. The Company had working capital of $1,540,720 as of December 31, 2001 and working capital of $1,862,151 as of June 30, 2001, a decrease of $321,431 from June 30, 2001. The decrease in working capital from June 30, 2001 was due primarily to lower sales, collection of accounts receivable offset by payments of accounts payable and the line of credit as well as increasing amounts of debt that remain past due and classified as current.

         Accounts receivable balance of $2,291,707 as of December 31, 2001 decreased $1,021,533 compared to June 30, 2001 accounts receivable balance of $3,313,240. Inventory balance as of December 31, 2001 was $4,865,204; a decrease of $120,706 compared to June 30, 2001. Accounts receivable and inventory decreased during the period in response to lower sales levels in both business segments.

         The Company had a cash balance of $308,753 as of December 31, 2001; reflecting a negative cash flow of $350,348 compared to the June 30, 2001 cash balance of $659,101. The Company's cash provided by operating activities for the 6 months ended December 31, 2001 of $698,227 consisted of the net loss for the period of $301,490 plus non cash expenses, combined with a decrease in accounts receivable, accounts payable and inventories.

         The Company's cash used in investing activities for the six months ended December 31, 2001 of $18,862 consisted of capital expenditures for the period primarily in support of the power transmission component segment.

         Net cash used by financing activities for the six months ended December 31, 2001 of $1,030,430 was due primarily to net repayments on the line of credit.

         The Company has continued to experience a decline in the market demand for the Company's products since the fourth quarter of the year ended June 30, 2001 as compared to previous years. As a result, the Company has experienced negative cash flows which have reduced cash balances, working capital and resulted in debt balances that have become due but remain unpaid as of and for the three months and six months ended December 31, 2001. During the quarter ended December 31, 2001, the Company amended the terms of the note payable to the former owners of Butler to extend the repayment terms an additional twelve months.

     As of December 31, 2001, the Company is not in compliance with its debt service coverage ratio related to its line of credit facility and has significant amounts of debt past due. The Company believes that its relationship with the line of credit holder is good and that access to the lines of credit will continue to be granted. Debt balances that are currently past due are:

o Paccar, Inc. quarterly payments totaling $159,442. The Company has been granted temporary forbearance on payment of the balance until the Company has such ability to pay and is currently making interest payments on the balances owed as well as formally working with Paccar to restructure and amend the repayment terms;

o Haas Automation payments totaling $175,396. The Company is diligently working to repay the balances to bring the payments current in a mutually beneficial manner.

          The Company believes that future demand is improving and, between its access to the line of credit facility and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required, which may or may not be favorable to the Company. In response to general declines in demand and a recent economic downturn, management has initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns. Management believes that it is and will continue to be successful in this endeavor.

Results for the Quarter ended December 31, 2001 compared with the Quarter ended December 31, 2000

         The Company had net sales of $4,382,065 for the three months ended December 31, 2001. This represents a decrease of 30% compared to the three months ended December 31, 2000 net sales of $6,290,169. Sales have decreased due an overall economic slowdown. The following table indicates the Company's net sales comparison and percentage of change for the three months ended December 31, 2001 and 2000:

                                       QUARTER                QUARTER
                                        ENDED         %        ENDED         %         DOLLAR         %
NET SALES                              12/31/01   OF TOTAL    12/31/00   OF TOTAL      CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission
  Components                        $ 3,509,593      80%    $ 5,350,040     85%     $(1,840,447)     (34%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components        872,472      20%        940,129     15%         (67,657)      (7%)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Consolidated                        $ 4,382,065     100%    $ 6,290,169    100%     $(1,908,104)     (30%)
------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended December 31, 2001 decreased $144,639 to $1,092,863, compared to gross profit for the three months ended December 31, 2000 of $1,237,502. Gross profit as a percentage of net sales for the three months ended December 31, 2001 increased to 25% as compared to 20% for the three months ended December 31, 2000. This increase in profit margin was primarily due to the product mix of sales for the period and cost savings initiatives.

         Selling, general and administrative expenses decreased $210,673 to $923,175 in the three months ended December 31, 2001 from $1,133,848 in the three months ended December 31, 2000. Selling, general and administrative expenses decreased due to cost cutting initiatives put in place by management as a response to the lower sales volume for the quarter.

         Income from operations for the Company increased $66,034 to $169,688 for the three months ended December 31, 2001, compared to $103,654 for the three months ended December 31, 2000. This increase is the result of cost savings initiatives taken by management as well as changes in sales mix during the period.

         Interest expense decreased $45,545, to $93,146 for the three months ended December 31, 2001 from $138,691 for the three months ended December 31, 2000. The decrease resulted from a decreased borrowing rate and borrowings associated with the Company's line of credit to meet current inventory and working capital needs.

         Other income was of $45,671 for the three months ended December 31, 2001 compared to $19,030 for the three months ended December 31, 2000. This change is principally from increased VAT refund from foreign sales.

         The Company's net and comprehensive income increased $138,083 to $122,076, or $0.10 per share, for the three months ended December 31, 2001 compared to $(16,007), or $(0.01) per share, for the three months ended December 31, 2000 despite decreased sales due to cost savings initiatives.

Results for the Six months ended December 31, 2001 compared with the Six months ended December 31, 2000

         The Company had net sales of $8,008,402 for the six months ended December 31, 2001. This represents a decrease of 28% compared to the six months ended December 31, 2000 net sales of $11,195,810. Sales have decreased due to an overall economic slowdown. The following table indicates the Company's net sales comparison and percentage of change for the six months ended December 31, 2000 and 1999:

                                      SIX MONTHS             SIX MONTHS
                                        ENDED         %         ENDED         %        DOLLAR         %
NET SALES                              12/31/01   OF TOTAL    12/31/00    OF TOTAL     CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission
Components                          $ 6,217,304      78%     $9,122,267     81%     $(2,904,963)     (32%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components      1,791,098      22%      2,073,543     19%        (282,445)     (14%)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Consolidated                          $ 8,008,402      100%   $11,195,810      100%  $(3,187,408)     (28%)
------------------------------------------------------------------------------------------------------------

         Gross profit for the six months ended December 31, 2001 decreased $439,588 to $1,768,673, compared to gross profit for the six months ended December 31, 2000 of $2,208,261. Gross profit as a percentage of net sales for the six months ended December 31, 2001 decreased to 20% as compared to 22% for the six months ended December 31, 2000. This increase in gross profit was primarily due to the product mix of sales for the period and cost savings initiatives taken in the second quarter.

         Selling, general and administrative expenses decreased $211,497 to $1,911,460 in the six months ended December 31, 2001 from $2,122,957 in the six months ended December 31, 2000. Selling, general and administrative expenses decreased due to cost cutting initiatives put in place by management as a response to the lower sales volume for the period.

         Income from operations for the Company decreased $228,091 to $(142,787) for the six months ended December 31, 2001, compared to $85,304 for the six months ended December 31, 2000. This decrease is primarily the result decreased sales, especially in the first quarter of the period, offset by decreased selling, general and administrative expenses.

         Interest expense decreased $75,537, to $182,506 for the six months ended December 31, 2001 from $258,043 for the six months ended December 31, 2000. The decrease resulted from a decreased borrowing rate and borrowings associated with the Company's line of credit to meet current inventory and working capital needs.

         Other income was $23,803 for the six months ended December 31, 2001 compared to $33,672 for the six months ended December 31, 2000. This change primarily results from lower commission income for the period offset by an increase in VAT refunds related to foreign sales.

         The Company's net and comprehensive loss decreased $161,706 to $300,773, or $0.25 per share, for the six months ended December 31, 2001 compared to $139,067, or $0.12 per share, for the six months ended December 31, 2000.

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

         Actual results may differ materially from those contemplated by the forward-looking statements. Investors are further directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB's and Form 8-KSB filed with the Securities and Exchange Commission. These forward-looking statements involve risks and uncertainties, including but not limited to, the following:

         1) acts or threats of war or terrorism, and the effects of such acts or threats on the Company, its employees, its debtors, customers and vendors as well as the local and international economies in which the Company sells its products,

         2) changes in the availability of debt and equity capital resulting in increased costs, shareholder dilution, or reduced liquidity and lack of working capital,

         3) cyclical downturns affecting the markets for our products over which we have no control,

         4) our lack of ability to generate profitable operations and positive cash flows from those operations,

         5) the effects of our failure to timely pay our outstanding debts and resulting default on our credit agreements in addition to our noncompliance with our primary lender's financial covenants and possible impact resulting from our inability to renegotiate acceptable terms with the Company's creditors,

         6)   substantial increases in interest rates,

         7) availability or material increases in the costs of select raw materials,

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

         Date:  February 14, 2002          OMNI U.S.A., INC.




                                        By: /s/ Jeffrey K. Daniel
                                           -----------------------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer