Form 10-Q
period 2002-03-31
OMNI USA INC
filed 2002-05-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___




At May 14, 2002, there were 1,207,912 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         March 31, 2002 and June 30, 2001

Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 2002 and March 31, 2001

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2002 and March 31, 2001

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                    March 31, 2002                June 30, 2001
                                                                     (unaudited)
                                                               -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                                    $    272,254                 $    659,101
   Accounts receivable, trade, net                                            2,976,452                    3,269,586
   Accounts receivable, related parties                                          38,335                       43,654
   Inventories                                                                4,808,641                    4,985,910
   Notes receivable                                                             109,807                      208,671
   Prepaid expenses                                                             149,512                      108,224
   Deferred tax assets                                                           40,393                       40,393
                                                               -------------------------     ------------------------

               TOTAL CURRENT ASSETS                                           8,395,394                    9,315,539
                                                               -------------------------     ------------------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,871,254                    2,112,551
                                                               -------------------------     ------------------------

OTHER ASSETS
   Primarily intangible assets, net                                             194,136                      206,790
                                                               -------------------------     ------------------------

TOTAL ASSETS                                                             $   10,460,784                $  11,634,880
                                                               =========================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $   2,327,283                $   3,584,118
   Lines of credit                                                            2,978,020                    2,771,161
   Accrued expenses                                                             233,172                      244,220
   Current portion of long-term debt                                          1,074,106                      853,889
                                                               -------------------------     ------------------------

               TOTAL CURRENT LIABILITIES                                      6,612,581                    7,453,388
                                                               -------------------------     ------------------------

LONG-TERM DEBT                                                                  996,781                    1,057,891
                                                               -------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,207,912                            6,129                        6,129
     outstanding)
   Additional paid-in capital                                                 5,372,815                    5,372,815
   Treasury Stock (19,167 shares)                                              (57,141)                     (57,141)
   Retained earnings (deficit)                                              (2,568,046)                  (2,295,150)
   Foreign currency translation adjustment                                       97,665                       96,948
                                                               -------------------------     ------------------------

               TOTAL STOCKHOLDERS' EQUITY                                     2,851,422                    3,123,601
                                                               -------------------------     ------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  10,460,784                $  11,634,880
                                                               =========================     ========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          THREE MONTHS        THREE MONTHS        NINE MONTHS       NINE MONTHS
                                                              ENDED              ENDED              ENDED              ENDED
                                                            MARCH 31,           MARCH 31,          MARCH 31,         MARCH 31,
                                                              2002                2001               2002              2001
                                                        ------------------  -----------------  -----------------  ----------------
NET SALES                                                    $  4,740,057       $  5,808,113       $ 12,748,459      $ 17,003,923

COST OF SALES                                                   3,924,586          4,504,980         10,164,315        13,492,529
                                                        ------------------  -----------------  -----------------  ----------------
GROSS PROFIT                                                      815,471          1,303,133          2,584,144         3,511,394

OPERATING EXPENSES
            Selling, general and administrative                   733,076          1,000,886          2,644,536         3,123,843
                                                        ------------------  -----------------  -----------------  ----------------
OPERATING INCOME (LOSS)                                            82,395            302,247           (60,392)           387,551

OTHER INCOME (EXPENSE)
            Interest expense                                    (122,043)          (110,418)          (304,549)         (368,461)
            Other, net                                             68,242           (33,626)             92,045
                                                        ------------------  -----------------  -----------------  ----------------
TOTAL OTHER EXPENSE                                              (53,801)          (144,044)          (212,504)         (368,415)
                                                        ------------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                             $    28,594        $   158,203        $ (272,896)        $   19,136
                                                        ==================  =================  =================  ================

COMPREHENSIVE INCOME - Foreign
       CurrencyTranslation
       Adjustment                                                      -                  -                717                 -
                                                        ------------------  -----------------  -----------------  ----------------

NET AND COMPREHENSIVE
INCOME (LOSS)                                                 $    28,594        $   158,203       $  (272,179)        $   19,136
                                                        ==================  =================  =================  ================

BASIC EARNINGS (LOSS) PER SHARE                                $     0.02         $     0.13        $    (0.23)        $     0.02
                                                        ==================  =================  =================  ================

FULLY DILUTED EARNINGS (LOSS) PER SHARE                        $     0.02         $     0.13        $    (0.23)        $     0.02
                                                        ==================  =================  =================  ================

  The accompanying notes are an integral part of the condensed, consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                     NINE MONTHS                       NINE MONTHS
                                                                        ENDED                             ENDED
                                                                      MARCH 31,                         MARCH 31,
                                                                        2002                               2001
                                                            ------------------------------     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                          $  (272,896)                      $     19,136
                                                            ------------------------------     -----------------------------
  Adjustments to reconcile net income (loss) to net cash
    provided / (used) by operating activities:
      Depreciation and amortization                                               290,000                           296,836
      (Gain)/Loss on disposal of assets                                           (5,506)                            52,108
      Changes in operating assets and liabilities:
        Accounts receivable/ Notes receivable                                     397,317                       (1,434,242)
        Inventories                                                               177,269                         (247,186)
        Prepaid expenses                                                         (41,288)                          (26,231)
        Accounts payable and accrued expenses                                 (1,267,883)                         1,400,526
                                                            ------------------------------     -----------------------------

          Total adjustments                                                     (450,091)                            41,811
                                                            ------------------------------     -----------------------------

          Net cash provided/(used) by operating activities                      (722,987)                            60,947
                                                            ------------------------------     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of other assets                                                           -                           (9,436)
  Capital expenditures                                                           (30,543)                         (157,969)
                                                            ------------------------------     -----------------------------

          Net cash used by investing activities                                  (30,543)                         (167,405)
                                                            ------------------------------     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                                    250,730                                 -
  Borrowings on line of credit                                                  9,593,920                        10,915,833
  Payments on line of credit                                                  (9,387,062)                      (10,791,241)
  Payments on long-term debt                                                     (91,622)                         (242,208)
                                                            ------------------------------     -----------------------------

          Net cash provided/(used) by financing activities                       365,966                         (117,616)
                                                            ------------------------------     -----------------------------

          Effects of foreign currency translation                                     717                                 -

NET DECREASE IN CASH                                                            (386,847)                         (224,074)

CASH AT BEGINNING OF PERIOD                                                       659,101                           587,044
                                                            ------------------------------     -----------------------------

CASH AT END OF PERIOD                                                         $   272,254                       $   362,970
                                                            ==============================     =============================

Supplemental disclosure of non-cash investing activities
  Capital expenditures financed by debt                                          $      -                       $   243,159
                                                            ==============================     =============================

The accompanying notes are an integral part of the condensed, consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States (GAAP) have been condensed or omitted. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 2002, and the results of their operations for the three month and nine month periods and cash flows for the nine month periods ended March 31, 2002, and 2001, have been made in accordance with GAAP.

There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations for tangible, long-lived assets. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

Accounting for Impairment or Disposal of Long-Lived Assets: In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing or discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts from operating losses that have not yet occurred. SFAS No. 144 also broadens the definition of the criteria for reporting discontinued operations to include all operations within an entity that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity as a result of the disposal. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

3.  EARNINGS PER SHARE:

Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the three month and nine month periods ended March 31, 2002 and March 31, 2001, the Company's weighted average shares are calculated as follows:

                                                                                  Nine Months     Nine Months
                                                   Quarter Ended  Quarter Ended   Ended March     Ended March
                                                  March 31, 2002  March 31, 2001    31, 2002       31, 2001
                                                  --------------------------------------------------------------
Weighted average common shares outstanding              1,207,912       1,207,912     1,207,912       1,207,912

   Effect of dilution of securities: conversion of
      stock options                                             -              -              -               -
                                                  --------------------------------------------------------------

   Denominator for dilutive earnings per share          1,207,912      1,207,912      1,207,912       1,207,912
                                                  ==============================================================

When the Company is in a net loss position all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month periods ended March 31, 2002 and 2001, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

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

5.   MAJOR CUSTOMERS AND VENDORS:

During the nine months ended March 31, 2002 and March 31, 2001, the Company and its subsidiaries had consolidated sales of $1,529,631 and $3,393,989 to a domestic customer for a total of 12% and 20% of consolidated sales. During the quarters ended March 31, 2002 and March 31, 2001, the Company and its subsidiaries had consolidated sales of $1,062,379 and $1,137,260 to a domestic customer for a total of 22% and 20% of consolidated sales. During the nine months ended March 31, 2002 and March 31, 2001, the Company and its subsidiaries had consolidated purchases of $3,526,213 and $6,527,856 from one vendor for a total of 35% and 48% of consolidated purchases. During the quarters ended March 31, 2002 and March 31, 2001, the Company and its subsidiaries had consolidated purchases of $1,603,013 and $2,052,478 from one vendor for a total of 41% and 46% of consolidated purchases.

6.  REVOLVING LINES OF CREDIT AND LONG-TERM DEBT:

The Company has a revolving line of credit with a financial institution which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2002, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company.

During the quarter ended March 31, 2002, the Company obtained an additional line of credit with a foreign financial institution which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. The line of credit matures September 30, 2002 and bears interest at 6.625 %. Borrowings on this line of credit were $71,000 and $0 at March 31, 2002 and 2001, respectively.

During the quarter ended March 31, 2002, the Company obtained a short-term loan of 2,500,000 Rmb with a foreign third party through its foreign subsidiary Shanghai Omni Gear (SOG). Borrowings under the short term loan were 2,100,000 Rmb, or $253,730, at March 31, 2002 to finance production within SOG's Shanghai manufacturing facility. The loan is due in one payment January 27, 2003, bears interest at .54% per month and is secured by certain machinery and equipment of SOG.

The Company amended the terms of the notes payable to the former owners of Butler to extend the repayment terms. Under the amended terms, the Company paid $30,000 in April, 2002 with an additional $20,000 due for principle and accrued interest at June 30, 2002. After which, payments will be made based upon 40% of Butler's net income per month within 30 days of internal monthly financial statement issuance. Additionally, any proceeds received from the sale of Butler assets may be paid against the note payable balance.

The Company has amended its debt terms with Paccar, Inc. to provide for monthly payments of principle and interest of $18,500 for a period of six months commencing April 5, 2002. After which time, Paccar and the Company will review the Company's cash flow with the anticipation that the monthly payments will be increased to $26,700. The new terms increase the interest rate on the note to 12% until the monthly payments reach $26,700 per month at which time the interest rate will be reduced to 10%. Under the amended terms, the Company shall also pay an additional $20,000 per month beginning April 5, 2002 through August 5, 2002 to fully repay the outstanding inventory portion of the note. Paccar, Inc. continues to be a customer of the Company.

Haas Automation payments totaling $283,132 remain in default and past due at March 31, 2002. The Company is currently repaying the balances due under 5 year repayment terms; however, there has been no amendment to the original note payable agreement.

7.   OPERATING LEASES

The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Osaka, Japan. The Company has entered into a verbal agreement to extend the Houston lease which expires June 30, 2002 at $9,000 per month. The amended lease terms expire six months after written notice from either party.

8.   LITIGATION AND CONTINGENCIES

The Company is involved in certain claims and litigation arising in it's normal course of business. Management believes that such claims and litigation will not have an adverse affect on future results or the financial condition of the Company.

9.  SEGMENT INFORMATION:

The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                              SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2002                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $3,826,249   $  200,091    $88,609    $6,968,865      $  9,317     $   70,227
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             913,808     (117,696)    33,434     3,491,919         2,364         25,641
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $4,740,057    $  82,395   $122,043   $10,460,784     $  11,681     $   95,868
==============================================================================================================


----------------------------------------------               -------------------------------------------------
THREE MONTHS ENDED               NET SALES                                                  PROPERTY AND
MARCH 31, 2002                                               MARCH 31, 2002                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                 $4,619,266                Domestic                              $  611,408
----------------------------------------------               -------------------------------------------------
Foreign customers                     120,791                Foreign                                1,259,846
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.           $4,740,057                Total Omni, U.S.A., Inc.             $ 1,871,254
==============================================               =================================================


--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2001                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $4,698,008   $  422,912    $93,185    $9,851,861     $  28,639     $   70,005
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,110,105        9,176      5,659     1,934,092         6,068         34,884
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (129,841)    11,574
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $5,808,113   $  302,247   $110,418   $11,785,953     $  34,707     $  104,889
==============================================================================================================



----------------------------------------------               -------------------------------------------------
THREE MONTHS ENDED               NET SALES                                                  PROPERTY AND
MARCH 31, 2001                                               MARCH 31, 2001                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                 $5,462,843                Domestic                              $  764,795
----------------------------------------------               -------------------------------------------------
Foreign customers                     345,270                Foreign                                1,402,477
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.           $5,808,113                Total Omni, U.S.A., Inc.             $ 2,167,272
==============================================               =================================================

                              SEGMENT INFORMATION
                                  (CONTINUED)

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2002                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $10,043,553   $  161,018   $241,657    $6,968,865      $ 28,179     $  203,513
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           2,704,906      (76,514)    62,892     3,491,919         2,364         86,487
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (144,896)
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $12,748,459    $ (60,392)   $304,549  $10,460,784     $  30,543     $  290,000
==============================================================================================================


----------------------------------------------               -------------------------------------------------
NINE MONTHS ENDED                NET SALES                                                  PROPERTY AND
MARCH 31, 2002                                               MARCH 31, 2002                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $11,548,381                Domestic                              $  611,408
----------------------------------------------               -------------------------------------------------
Foreign customers                   1,200,078                Foreign                                1,259,846
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $12,748,459                Total Omni, U.S.A., Inc.             $ 1,871,254
==============================================               =================================================


--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2001                             OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $13,820,275   $  756,644   $309,500    $9,851,861     $ 345,222     $  198,210
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           3,183,648       (7,169)    26,354     1,934,092        55,906         98,626
Components
--------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                    (361,924)    32,607
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $17,003,923    $  387,551   $368,461  $11,785,953    $  401,128     $  296,836
==============================================================================================================



----------------------------------------------               -------------------------------------------------
NINE MONTHS ENDED                NET SALES                                                  PROPERTY AND
MARCH 31, 2001                                               MARCH 31, 2001                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $15,725,113                Domestic                              $  764,795
----------------------------------------------               -------------------------------------------------
Foreign customers                   1,278,810                Foreign                                1,402,477
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $17,003,923                Total Omni, U.S.A., Inc.             $ 2,167,272
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

LIQUIDITY AND CAPITAL RESOURCES

General:

         The Company has continued to experience a decline in the market demand for the Company's products since the fourth quarter of the year ended June 30, 2001 as compared to previous years. As a result, the Company has experienced negative cash flows that have reduced cash balances, decreased working capital and resulted in increased borrowings and debt balances that have become due but remain unpaid as of and for the three months and nine months ended March 31, 2002. The Company has taken steps to reduce its cost of operations to address this decline in demand to include cost minimization efforts and reductions in workforce in an attempt to match the Company's level of activities with market demand.

Capital Resources:

         The Company had working capital of $1,782,813 as of March 31, 2002 and working capital of $1,862,151 as of June 30, 2001, a decrease of $79,338 from June 30, 2001. The decrease in working capital from June 30, 2001 was due primarily to lower sales, collection of accounts receivable offset by payments of accounts payable as well as increasing amounts of debt that remain past due and classified as current. The Company's primary capital requirements are for working capital to manufacture, sell and distribute its products. Working capital requirements are generally met through a combination of internally generated funds, revolving lines of credit and credit terms from suppliers. The Company's credit facilities had a combined outstanding balance of $2,978,020 and current portions of long-term debt totaled $1,074,106 at March 31, 2002.

         Accounts receivable balance of $3,014,787 as of March 31, 2002 decreased $298,453 compared to June 30, 2001 accounts receivable balance of $3,313,240. Inventory balance as of March 31, 2002 was $4,808,641; a decrease of $177,269 compared to June 30, 2001. Accounts receivable and inventory decreased during the period in response to lower sales levels in both business segments.

Cash Flow Measurements of Liquidity:

         The Company had a cash balance of $272,254 as of March 31, 2002; reflecting a negative cash flow of $386,847 compared to the June 30, 2001 cash balance of $659,101. The Company's cash used by operating activities for the 9 months ended March 31, 2002 of $722,987 consisted of the net loss for the period of $272,896, combined with a decrease in accounts receivable, accounts payable and inventories.

         The Company's cash used in investing activities for the nine months ended March 31, 2002 of $30,543 consisted of capital expenditures for the period primarily in support of the power transmission component segment.

         Net cash provided by financing activities for the nine months ended March 31, 2002 of $365,966 was due primarily to net borrowings under the Company's lines of credit and long-term debt.

Balances due on lines of credit and current portions of long-term debt:

         As of March 31, 2002, the Company has significant amounts of debt past due. The Company has renegotiated debts with the former owners of Butler and Paccar and is currently paying on balances due to Haas Automation as more fully discussed in Note 6 of the footnotes to the financial statements. The Company has also borrowed an additional $324,730 during the period under a new foreign line of credit and foreign short term loan.

Outlook:

         The Company believes that future demand for its products as well as the general economy should improve and, between the Company's access to the line of credit facilities and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required, which may or may not be favorable to the Company. In response to general declines in demand and a recent economic downturn, management has initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns, as well as emphasize sales and marketing efforts to acquire additional business from new and existing customers. Management believes that it is and will continue to be successful in this endeavor.

RESULTS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED WITH THE QUARTER ENDED MARCH 31, 2001

         The Company had net sales of $4,740,057 for the three months ended March 31, 2002. This represents a decrease of 18% compared to the three months ended March 31, 2001 net sales of $5,808,113. Sales have decreased due to an overall economic slowdown. The following table indicates the Company's net sales comparison and percentage of change for the three months ended March 31, 2002 and 2001:

------------------------------------------------------------------------------------------------------------
                                       QUARTER        %       QUARTER        %         DOLLAR         %
                                        ENDED                  ENDED
NET SALES                              3/31/02    OF TOTAL    3/31/01    OF TOTAL      CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components         $ 3,826,249       81%  $ 4,698,008       81%     $(871,759)     (19%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          913,808       19%    1,110,105       19%      (196,297)     (18%)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Consolidated                          $ 4,740,057      100%  $ 5,808,113      100%   $(1,068,056)     (18%)
------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended March 31, 2002 decreased $487,662 to $815,471, compared to gross profit for the three months ended March 31, 2001 of $1,303,133. Gross profit as a percentage of net sales for the three months ended March 31, 2002 decreased to 17% as compared to 22% for the three months ended March 31, 2001. This decrease in profit margin was primarily due to reduction in sales of higher margin product for the period and costs associated with the Company's foreign operations.

         Selling, general and administrative expenses decreased $267,810 to $733,076 in the three months ended March 31, 2002 from $1,000,886 in the three months ended March 31, 2001. Selling, general and administrative expenses decreased due to cost cutting initiatives put in place by management as a response to the lower sales volume.

         Income from operations for the Company decreased $219,852 to $82,395 for the three months ended March 31, 2002, compared to $302,247 for the three months ended March 31, 2001. This decrease is the result of lower sales volume as well as changes in sales mix during the period, offset with reductions in sales, general and administrative expenses.

         Interest expense increased $11,625, to $122,043 for the three months ended March 31, 2002 from $110,418 for the three months ended March 31, 2001. The increase resulted from increased debt borrowings as well as higher interest rates from amended debt terms with Paccar.

         Other income was $68,242 for the three months ended March 31, 2002 compared to $(33,626) for the three months ended March 31, 2001. This change is principally from increased VAT refund from foreign sales.

         The Company's net and comprehensive income decreased $129,609 to $28,594, or $0.02 per share, for the three months ended March 31, 2002 compared to $158,203, or $0.13 per share, for the three months ended March 31, 2001 due to decreases in sales, gross profit and increased in interest which were partially offset with reductions in SG&A costs and increases in other income.

RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2001

         The Company had net sales of $12,748,459 for the nine months ended March 31, 2002. This represents a decrease of 25% compared to the nine months ended March 31, 2001 net sales of $17,003,923. Sales have decreased due to an overall economic slowdown. The following table indicates the Company's net sales comparison and percentage of change for the nine months ended March 31, 2002 and 2001:

------------------------------------------------------------------------------------------------------------
                                      NINE MONTHS      %      NINE MONTHS      %         DOLLAR        %
                                      ENDED ENDED
NET SALES                               3/31/02    OF TOTAL     3/31/01    OF TOTAL      CHANGE     CHANGE
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components         $ 10,043,553       79%   $13,820,275       81%   $(3,776,722)   (27%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components         2,704,906       21%     3,183,648       19%      (478,742)   (15%)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Consolidated                          $ 12,748,459      100%   $17,003,923      100%   $(4,255,464)   (25%)
------------------------------------------------------------------------------------------------------------


         Gross profit for the nine months ended March 31, 2002 decreased $927,250 to $2,584,144, compared to gross profit for the nine months ended March 31, 2001 of $3,511,394. This decrease in gross profit was primarily the result of reduced sales. Gross profit as a percentage of net sales for the nine months ended March 31, 2002 and 2001 was 20%.

         Selling, general and administrative expenses decreased $479,307 to $2,644,536 in the nine months ended March 31, 2002 from $3,123,843 in the nine months ended March 31, 2001. Selling, general and administrative expenses decreased due to cost cutting initiatives put in place by management as a response to the lower sales volume.

         Income from operations for the Company decreased $447,943 to $(60,392) for the nine months ended March 31, 2002, compared to $387,551 for the nine months ended March 31, 2001. This decrease is primarily the result of decreased sales, lower profit margins, offset by decreased selling, general and administrative expenses.

         Interest expense decreased $63,912, to $304,549 for the nine months ended March 31, 2002 from $368,461 for the nine months ended March 31, 2001. The decrease primarily resulted from a decrease in the average borrowing rate associated with the Company's line of credit to meet current inventory and working capital needs throughout the nine month period ended March 31, 2002 as well as the timing of borrowing amounts as compared to the nine month period ended March 31, 2001.

         Other income was $92,045 for the nine months ended March 31, 2002 compared to $46 for the nine months ended March 31, 2001. This change primarily results from lower commission income for the period offset by an increase in VAT refunds related to foreign sales.

         The Company's net and comprehensive income decreased $291,315 to $(272,179), or $(0.23) per share, for the nine months ended March 31, 2002 compared to $19,136, or $0.02 per share, for the nine months ended March 31, 2001 due to decreases in sales and gross profit which were partially offset with reductions in SG&A costs, interest and increases in other income.

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

         Actual results may differ materially from those contemplated by the forward-looking statements. The Company can not guarantee that any forward looking statement will be realized, although the Company and its management believe that it has been prudent in its plans and assumptions. Investors are further directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB's and Form 8-KSB filed with the Securities and Exchange Commission. Achievement of future results and these forward-looking statements involve risks and uncertainties, including but not limited to, the following:

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

     5)   the effects of our failure to timely pay our outstanding debts,

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

         Date:  May 15, 2002                        OMNI U.S.A., INC.




                                                    By: /s/  Jeffrey K. Daniel
                                                       ------------------------
                                                       Jeffrey K. Daniel
                                                       President and
                                                       Chief Executive Officer