Form 10KSB
period 2002-06-30
OMNI USA INC
filed 2002-10-15
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                  ANNUAL REPORT


     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                         COMMISSION FILE NUMBER: 0-17493


                                OMNI U.S.A., INC.
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

                                YES [X]   NO [ ]


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $18,051,928.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 was approximately $1,445,894 based on quoted sales on NASDAQ on such date.

         The number of shares of the Registrant's common stock outstanding as of September 30, 2002 was 1,204,912.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Overview

         History of the Company. Omni U.S.A., Inc. (the "Company"), a Nevada corporation, through its wholly-owned subsidiary, Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, Shanghai Omni Gear Co., Ltd. ("Shanghai Omni Gear"), designs, develops, manufactures and distributes power transmissions (also known as "gearboxes" or "enclosed geardrives") for use in agricultural, industrial, "off-highway" and construction equipment. The Company, through another wholly-owned subsidiary, Butler Products Corporation, designs, develops, manufactures and distributes trailer and implement jacks and couplers, which include light and heavy-duty jacks and couplers used in a variety of trailers. The Company's products are distributed to original equipment manufacturers and distributors in North America and in several foreign countries including Argentina, Australia, Brazil, Canada, France, Mexico, New Zealand, South Africa and Thailand. The Company began procuring the manufacture of its products by Chinese manufacturers in China in 1980, and since 1986 substantially all of its geardrives have been manufactured in China; 30% of its trailer and implement products are manufactured in China and approximately 70% of its trailer and implement products are manufactured in the United States.

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

         Effective July 1, 1988, Ed Daniel, the sole shareholder, exchanged all of the outstanding stock of Omni-Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5% interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company"). Omni's Common Stock began trading on the over-the-counter market on November 1, 1988, and since August 13, 1991, Omni's Common Stock has been listed on the NASDAQ SmallCap Market.

         In December 1994, Omni Resources formed Shanghai Omni Gear, a Cooperative Joint Venture Limited Liability Company (the "Joint Venture"), with a Chinese manufacturing company that owns a multi-building manufacturing complex in Shanghai for the purpose of manufacturing planetary and industrial geardrives.

         The Articles of Association of the Joint Venture provide that each joint venturer's liability for the obligations of the Joint Venture is limited to such joint venturer's investment. The Joint Venture has a thirty-year term, which can be extended for an additional ten years by consent of the joint venturers. The Joint Venture may be liquidated in the event of either party's failure to perform its obligations under the Joint Venture Agreement. Shanghai Omni Gear manufactures the Company's planetary and helical geardrive product lines. The facility is being used for assembly of planetary drives, helical geardrives and inspection of drives produced in other Chinese manufacturing facilities.

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

         On October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corporation ("Butler"). Consideration paid to the shareholders of Butler included $225,000 in cash, $500,000 in junior subordinated notes due in quarterly payments commencing in 2001 with a final payment in 2003, and 50,000 shares of Omni Common Stock. Located in Butler, Kentucky, Butler is a long-standing manufacturer of jack and trailer products typically sold to manufacturers and distributors of heavy-duty trailers.

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

         The Company plans to build on this base of strategic advantages in its attempt to achieve growth in both sales and profits in the power transmission segment. To achieve this objective the Company has developed a growth strategy encompassing the following:

         (i) Expand market share in the planetary and industrial markets for power transmission components;
         (ii) Continued improvement in operating efficiencies in Shanghai Omni Gear;
         (iii)    New product innovation and development; and
         (iv) Evaluate new business opportunities, asset acquisitions and potential sales that maximize shareholder value and benefit the Company.

         Products

         OMNI GEAR

         Power Transmission Components. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 79% and 80% of the Company's revenues in fiscal years 2002 and 2001.

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

         Construction, mobile off-highway, industrial and utility equipment. Omni Gear distributes planetary drive power transmissions for use in construction, mobile off-highway (which includes a wide variety of equipment designed for use in rugged terrain, construction sites, or undeveloped areas), industrial, and utility equipment, such as four-wheel drive forklifts, skid steer loaders, telephone and power cable installation and replacement equipment, road rollers and dirt compactors. Planetary geardrives utilize more complex configurations of gears and are used in applications where transmission of high torque at low speeds is needed. Omni Gear believes that it can expand its share of the market of planetary drives, and Omni Gear's goal of increased production of these products was a primary factor in the Company's decision to establish a manufacturing facility in China.

         BUTLER

         Trailer and Implement Components. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Butler's Oklahoma facility manufactures component parts for horse, livestock and utility trailers. Their products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 21% and 20% of the Company's net sales in fiscal years 2002 and 2001.

         New Products. The Company continues to improve its products and expand product application. Currently, the Company is designing gearboxes to expand its agricultural, universal, bevel, irrigation, planetary, commercial turf and mobile utility geardrive product lines and Butler product lines.

         Product Manufacturing

         Current Manufacturing Arrangements. A majority of the Company's geardrives are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers, some of whom the Company has been doing business with since 1980. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future. The Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through negotiation. The Company believes that it has established solid working relationships with these factories, which relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms.

         The Company owns a 35,000 square foot facility in Butler, Kentucky where all jacks from 10,000 lbs. to 220,000 lbs. capacities are manufactured. The light-duty jacks and bumper pull and gooseneck couplers are manufactured in China in accordance with Butler's quality specifications, as are certain components of its coupler line which are assembled at Butler's 20,000 sq. ft. leased facility in Madill, OK.

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

         Manufacturing Capacity. At this time, the Company has the ability to expand its Shanghai Omni Gear facility to accommodate customer demand. The contract manufacturers it currently employs possess sufficient excess capacity to meet the Company's production requirements for the foreseeable future. Based on the number of potential manufacturers in China and excess capacity of manufacturers currently used, the Company does not believe that the loss of services of any single manufacturer would have a material adverse effect on the Company.

         Distribution, Sales and Marketing

         Distribution. The Company distributes its products primarily to original equipment manufacturers and distributors. Customers with limited requirements, and most of the Company's North American customers, typically purchase Omni Gear product from inventories. Omni Resources, including Shanghai Omni Gear, on the other hand, ships parallel shaft and planetary geardrive products, marketed under Omni Gear, directly from the factory to U.S. customers and foreign customers located primarily in Australia, Europe, South America and Japan, or to other customers that purchase entire containers or production runs of Omni Gear products. Butler distributes its products to after-market distributors, trailer OEMs and export brokers. All products are shipped from Butler's manufacturing facility in Butler, Kentucky or from Butler's facility in Madill, Oklahoma. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales to customers in the United States.

         On October 3, 1994, the Company and its subsidiaries signed an exclusive ten-year distribution agreement (the "Distribution Agreement") with the Braden Winch division of PACCAR Inc. ("PACCAR"), an international manufacturer, marketer and distribution of winches and planetary geardrives located in Broken Arrow, Oklahoma. The Distribution Agreement was modified and amended on September 9, 1999. The amendment extended the Distribution Agreement to 2014. Under the terms of the Distribution Agreement, PACCAR will market and distribute throughout the world (except Japan and China) planetary drives, parts and accessories designed and manufactured by the Company. The drives and parts will be marketed by PACCAR under the "Braden" trademark and trade name owned by PACCAR. The Company retained the rights to sell its products in Japan and China, and also retained the right to market its planetary drives under its own name to certain original equipment manufacturers that it now services and to all current and potential pivot irrigation makers or after-market resellers for products designed exclusively for the irrigation market. By agreement dated April 30, 2001, the distribution agreement was modified to allow the Company to distribute planetary drives, parts and accessories designed and manufactured by the Company in the world market. PACCAR may continue to represent the Company on an exclusive customer basis at the Company's option.

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

         Marketing. The Company distributes product catalogs to prospects, as well as soliciting sales directly from new customers. From time to time, the Company has also acquired customer lists which it uses as a basis for solicitation of new customers, as well as solicited sales by manufacturer's representatives, distributors, direct marketing and trade shows. Sales to new customers are rarely an effort by a salesperson alone and Company engineers are often required to consult with prospective customers, assist in identifying, designing and developing products that fulfill a new customer's particular requirements. After a sale is made, Company engineers continue to consult with the customer on product improvements and modifications. Power transmissions are usually manufactured according to a customer's specific applications and specification. Because incorporating a power transmission manufactured by a different supplier may require changes in product design or expensive retooling, customers often do not replace a current supplier's product with a standard product of another manufacturer and therefore do not frequently change suppliers of power transmissions. Accordingly, while the Company regularly solicits additional sales from new customers, a large portion of its sales are made to existing customers with minimal marketing effort.

         Inventories, Firm Orders and Backlogs. The Company maintains approximately $2,100,000 in inventory at the Houston, Texas facility, approximately $347,000 at the Butler, Kentucky facility, approximately $1,037,000 at the Madill, Oklahoma facility, approximately $615,000 at the Shanghai, China facility, and approximately $70,000 in transit. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities. The Company forecasts sales 12 months in advance, and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory. Inventory levels have increased during the fourth quarter due to decreased customer demand, however the Company expects that current inventory and reduced production levels in the next fiscal year will adequately supply product to fulfill the Company's backlog of orders.

         As of June 30, 2002, the Company's backlog was approximately $9,900,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule. The Company believes that virtually its entire backlog is shippable in the next fiscal year.

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

         The Company estimates that the North American market for planetary gearboxes with torque capacities up to 120,000 lbs. that Omni Gear can currently supply is approximately $150,000,000 in sales per year, and that this market is currently dominated by Auburn Gear, Fairfield Manufacturing and Eskridge Manufacturing, all American companies. Other companies which supply planetary geardrives in these rated torque capacities as a part of their overall planetary products include Gear Products (a division of Blount), DP Manufacturing, Tulsa Winch (a division of Dover), all American companies, and Brevini, Bosch Rexroth AG, KYB, Carraro, Regiana & Riddutori, Teijin Seiki, and Trasmital Bonfiglioli, all foreign companies. Omni Gear believes that it can increase its share in this market in the future in spite of weak demand for construction and off-highway equipment by providing quality product at reduced prices.

         Trailer and Implement Components. In sales of Butler light duty product lines, Butler competes with a number of U.S. and foreign companies, including Atwood, Fulton and Hammerblow. Butler's heavy-duty product lines compete with a number of U.S. and foreign companies, including Kaiser Austin Westran, Jost, Holland/Binkley, and Sudisa.

         The Company's most important competitive advantage is its competitive pricing afforded by inexpensive Chinese labor and manufacturing costs. The Company believes that it is competitive in its industry with respect to warranty and return matters, payment terms, and product quality.

         Other

         Employment. The Company currently employs approximately one hundred eighty-five persons worldwide; (i) one hundred-thirty by Shanghai Omni Gear,
(ii) sixteen at the Company's Houston, Texas facility, (iii) twenty-seven at the Company's facilities in Butler, Kentucky, and (iv) thirteen at the Company's facility in Madill, OK. Twenty-one of Butler's forty employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

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

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from Phenix Investment Company, a real estate investment company located in Houston, Texas under a long-term lease expiring June 2003, at a rate of $8,500 per month.

         Butler owns a 35,000 sq. ft. manufacturing facility in Butler, Kentucky and leases a combination office/warehouse of approximately 20,000 sq. ft. in Madill, Oklahoma under a long-term lease expiring July 2004, at a rate of $6,000 per month.

         Shanghai Omni Gear leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease at a rate of approximately $10,000 per month. The existing space is sufficient for the activities currently conducted there, however, Shanghai Omni Gear has the ability to acquire additional space in the complex if needed to expand future operations.

         The Company believes that its facilities are adequate for its needs in the foreseeable future. In the event that any of the facilities became unavailable for use by the Company for any reason, the Company believes that alternative facilities are available on terms and conditions acceptable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         As discussed in the footnotes to the financial statements, the Company is involved in litigation with a former distributor and with a former customer. In addition, the Company, from time to time, is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market (amounts have been restated to account for the reverse stock split):

                  Quarter Ending         Low               High
                  --------------         ---               ----

                  06/30/00               3.37              5.34

                  09/30/00               1.87              3.56

                  12/31/00               1.87              3.00

                  03/31/01               1.50              2.81

                  06/30/01               0.84              1.98

                  09/30/01               1.00              1.73

                  12/31/01               0.78              1.12

                  03/31/02               0.75              0.97

                  06/30/02               0.86              1.16

         On June 7, 2002, June 19, 2002 and September 10, 2002, the Company received notification from NASDAQ that the Company's stock would be removed from the NASDAQ listing as Omni's share price had fallen below the minimum required ask price of $1.00 per share and as the Company's Minimum Value of Publicly Held Securities had fallen below the minimum of $1,000,000. On September 10, 2002, The Board of Directors approved a stock repurchase plan to repurchase up to 500,000 shares of Omni stock in efforts to improve its stock price in response to the notification received from NASDAQ noted above and in consideration that the Company's common stock represents and unusual value given the Company's overall business and value.

         As of September 30, 2002, the closing price of the Company's Common Stock was $1.20 per share. As of June 30, 2002, there were approximately 665 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in the current and prior fiscal years, the Company has a cumulative retained deficit of $2,755,870 as of June 30, 2002; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Liquidity and Capital Resources

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,850,270 at June 30, 2002. The Company had working capital of $1,632,585 as of June 30, 2002 and $1,862,151 as of June 30, 2001; a decrease of $229,566 during the fiscal year ended June 30, 2002. The change in working capital was due primarily to decreases in inventory in response to reduced business, the increased borrowings on the Company's line of credit facilities and increases in the current portion of long term debt in the fiscal year ended June 30, 2002.

         The Company's had positive cash flow of $162,443 which resulted in a cash balance of $821,544 at the year ended June 30, 2002, compared to the June 30, 2001 cash balance of $659,101. The positive cash flow was generated by a decrease in inventory levels and additional borrowings on long-term debt and lines of credit. These changes were offset by increases in accounts receivable.

         The inventory balance as of June 30, 2002 was $4,168,526; a decrease of $817,384 compared to the June 30, 2001 inventory of $4,985,910. Inventories have decreased from the prior year end in response to the reduction in the Company's volume of business.

         The Company's cash used in investing activities for the year ended June 30, 2002 of $50,956 consisted entirely of capital expenditures compared to $218,123 for the year ended June 30, 2001. The Company believes that its present facilities and planned capital expenditures are sufficient to provide adequate capacity for operations in the next fiscal year.

         Net cash provided by financing activities for the year ended June 30, 2002 of $155,782 consisted of net borrowings on the revolving line of credit of $79,109 and net borrowings on new long-term debt of $76,673.

         The Company's current ratio was 1.23 as of June 30, 2002, which is a 2% decrease when compared to the June 30, 2001 current ratio of 1.25.

         The Company believes that between its access to the line of credit facilities and its anticipated ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the next fiscal year, given its current working capital requirements, known obligations, and assuming current levels of operations. If however, operations do not remain at current levels and the Company is unable to access or renew its line of credit facilities or service its long term debt facilities, the Company will be required to reduce its operations accordingly which may have a negative impact on the Company to meet the needs of it customers, suppliers and credit providers. In addition, the Company believes that it has the ability to raise additional financing in the form of debt to fund additional capital expenditures, if required. The Company is in violation of its minimum six-month earnings requirement of $225,000 with its domestic revolving line of credit. Preliminary results indicate that the Company has already cured the noncompliance of its debt covenants through normal results of operations in the first quarter of fiscal year 2003.

         Results of Operations

         Fiscal year ended June 30, 2002, compared to fiscal year ended June 30, 2001. The Company's business is cyclical and dependent on industrial spending levels and is impacted by the strength of the economy and other factors. The economic slowdown that began in the second quarter 2000 and became an economic recession in 2001 was the most significant factor in our reduced performance in the fiscal year ended June 30, 2002. The Company had net sales of $18,051,928 for the year ended June 30, 2002. This represents a decrease of 15% compared to the year ended June 30, 2001 net sales of $21,339,294. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2002 and 2001:

                                                 YEAR ENDED        %      YEAR ENDED      %          DOLLAR        %
         NET SALES                                 6/30/02     OF TOTAL     6/30/01    OF TOTAL     CHANGE      CHANGE
         --------------------------------------------------------------------------------------------------------------

         --------------------------------------------------------------------------------------------------------------
         Power Transmission Components          $ 14,236,785       79%    $17,029,168     80%    $ (2,792,383)    (16%)
         --------------------------------------------------------------------------------------------------------------
         Trailer and Implement Components          3,815,143       21%      4,310,126     20%        (494,983)    (11%)
         --------------------------------------------------------------------------------------------------------------

         --------------------------------------------------------------------------------------------------------------
         Consolidated                           $ 18,051,928      100%    $21,339,294    100%    $ (3,287,366)    (15%)
         ==============================================================================================================

         The decrease was primarily due to reduced sales volumes as a result of the economic recession that has affected both operating segments.

         Gross profit for the year ended June 30, 2002 decreased $1,033,327 to $3,331,582, compared to gross profit for the year ended June 30, 2001 of $4,364,909. The decrease in gross profit is due primarily to the decrease in sales. Gross profit as a percentage of net sales was 18% for the year ended June 30, 2002, compared with 20% for the year ended June 30, 2001. This change in gross margin percentage is attributable to the product mix of sales for the periods and bulk purchase pricing incentives.

         Selling, general and administrative expenses decreased $676,748 to $3,475,463 in the year ended June 30, 2002 from $4,152,211 in the year ended June 30, 2001. Selling, general and administrative expenses as a percentage of sales were 19% and 20% for the years ended June 30, 2002 and 2001, respectively.

         Income (loss) from operations for the Company decreased $356,579 to ($143,881) for the year ended June 30, 2002, compared to $212,698 for the year ended June 30, 2001. This decrease is primarily the result of reduced sales volumes in the year ended June 30, 2002.

         Interest expense decreased $72,218, to $393,010 for the year ended June 30, 2002 from $465,228 for the year ended June 30, 2001. The decrease resulted from declining interest rates and favorable terms on new and refinanced debt.

         Other income (expense) was income of $69,009 for the year ended June 30, 2002 compared to an expense of $44,186 for the year ended June 30, 2001. The change was mostly attributable to the VAT refund in the Shanghai manufacturing facility.

         The Company's net loss increased $228,262 to ($460,720), or ($0.38) per share, for the year ended June 30, 2002 compared to ($232,458), or ($0.19) per share, for the year ended June 30, 2001.

Cautionary Statement. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors are cautioned that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from such forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, the Company's dependence upon third-party suppliers, political and economic circumstances in China, ability to access or renew credit facilities and service long term debt facilities and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Investors are directed to the Company's periodic reports filed with the Securities and Exchange Commission. The Company is not obligated to update or revise the aforementioned statements for those new developments.

ITEM 7.  FINANCIAL STATEMENTS



                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056



                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.



s/s                                      HARPER & PEARSON COMPANY


Houston, Texas
September 20, 2002

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001



                                     ASSETS

                                                       2002             2001
                                                   ------------     ------------
CURRENT ASSETS
   Cash                                            $    821,544     $    659,101
   Accounts receivable, trade, net                    3,440,402        3,269,586
   Accounts receivable, related parties                  28,063           43,654
   Inventories, net                                   4,168,526        4,985,910
   Notes receivable                                      89,138          208,671
   Prepaid expenses                                     114,912          108,224
   Deferred tax assets                                   40,393           40,393
                                                   ------------     ------------
               TOTAL CURRENT ASSETS                   8,702,978        9,315,539
                                                   ------------     ------------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization          1,812,007        2,112,551
                                                   ------------     ------------
OTHER ASSETS - primarily intangible assets, net         204,265          206,790
                                                   ------------     ------------
TOTAL ASSETS                                       $ 10,719,250     $ 11,634,880
                                                   ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $  3,001,120     $  3,584,118
   Revolving line of credit                           2,850,270        2,771,161
   Accrued expenses                                     217,154          244,220
   Current portion of notes payable                   1,001,849          853,889
                                                   ------------     ------------
               TOTAL CURRENT LIABILITIES              7,070,393        7,453,388
                                                   ------------     ------------
NOTES PAYABLE                                           986,604        1,057,891
                                                   ------------     ------------

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued
     and 1,207,912 outstanding)                           6,129            6,129
   Additional paid-in capital                         5,372,815        5,372,815
   Treasury stock (19,167 shares)                       (57,141)         (57,141)
   Retained deficit                                  (2,755,870)      (2,295,150)
   Foreign currency translation adjustment               96,320           96,948
                                                   ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY             2,662,253        3,123,601
                                                   ------------     ------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY          $ 10,719,250     $ 11,634,880
                                                   ============     ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                        2002             2001
                                                   ------------     ------------
NET SALES                                          $ 18,051,928     $ 21,339,294

COST OF SALES                                        14,720,346       16,974,385
                                                   ------------     ------------
      Gross Profit                                    3,331,582        4,364,909
                                                   ------------     ------------
OPERATING EXPENSES
   Selling, general and administrative                3,475,463        4,152,211
                                                   ------------     ------------
      Operating (loss) income                          (143,881)         212,698

OTHER INCOME (EXPENSE)
   Commission income, net                                 7,162           24,864
   Interest expense                                    (393,010)        (465,228)
   Other, net                                            69,009          (44,186)
                                                   ------------     ------------

LOSS BEFORE INCOME TAXES                               (460,720)        (271,852)
                                                   ------------     ------------

INCOME TAX BENEFIT                                           --           39,394
                                                   ------------     ------------

NET LOSS                                               (460,720)        (232,458)
                                                   ------------     ------------

Loss on foreign currency translation adjustment            (628)          (1,083)
                                                   ------------     ------------
COMPREHENSIVE LOSS                                 $   (461,348)    $   (233,541)
                                                   ============     ============
BASIC LOSS PER SHARE                               $      (0.38)    $      (0.19)
                                                   ============     ============
DILUTED LOSS PER SHARE                             $      (0.38)    $      (0.19)
                                                   ============     ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                           Common Stock
                                    ------------------------
                                       Number                  Additional                                   Foreign
                                     Of Shares                   Paid-in      Treasury       Retained       Currency
                                    Outstanding      Amount      Capital       Stock         Deficit       Adjustment       Total
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 2000                1,207,912     $ 6,129    $ 5,372,815    $(57,141)    $ (2,062,692)    $98,031     $ 3,357,142

Net Loss                                                                                       (232,458)                   (232,458)

Unrealized loss on foreign
  currency translation adjustment                                                                            (1,083)         (1,083)
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 2001                1,207,912       6,129      5,372,815     (57,141)      (2,295,150)     96,948       3,123,601

Net Loss                                                                                       (460,720)                   (460,720)

Loss on foreign
  currency translation adjustment                                                                              (628)           (628)
                                    ------------------------------------------------------------------------------------------------
Balance, June 30, 2002                1,207,912     $ 6,129    $ 5,372,815    $(57,141)    $ (2,755,870)    $96,320     $ 2,662,253
                                    ================================================================================================



See accompanying note.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                           2002                2001
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $   (460,720)       $   (232,458)
                                                                      ------------        ------------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation and Amortization                                      350,514             419,678
        Deferred tax benefit                                                    --             (40,393)
        Loss on disposal of assets                                           3,511              52,108
        Changes in operating assets and liabilities:
              Accounts/Notes receivable                                    (35,692)           (343,207)
              Inventories                                                  817,384            (882,070)
              Prepaid expenses                                              (6,688)            (56,259)
              Accounts payable and accrued expenses                       (610,064)          1,458,565
              Other assets                                                      --             (10,421)
                                                                      ------------        ------------
                Total adjustments                                          518,965             598,001
                                                                      ------------        ------------
                Net cash provided by operating
                  activities                                                58,245             365,543
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (50,956)           (218,123)
                                                                      ------------        ------------

                Net cash used by investing activities                      (50,956)           (218,123)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                          13,678,044          14,329,966
  Payments on line of credit                                           (13,598,935)        (14,185,262)
  Borrowings on notes payable                                              253,727                  --
  Payments on notes payable                                               (177,054)           (218,984)
                                                                      ------------        ------------

                Net cash provided (used) by financing
                  activities                                               155,782             (74,280)
                                                                      ------------        ------------

Loss on foreign currency translation adjustment                               (628)             (1,083)
                                                                      ------------        ------------

NET INCREASE IN CASH                                                       162,443              72,057

CASH AT BEGINNING OF PERIOD                                                659,101             587,044
                                                                      ------------        ------------

CASH AT END OF PERIOD                                                 $    821,544        $    659,101
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

              Organization and Business - The Company designs, develops, manufactures and distributes power transmission components and trailer and implement components, used primarily for agricultural, material handling, mobile off-highway and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified domestic or foreign manufacturers of products, (in the case of contract manufacturing) contracting with such manufacturers, and distribution to an ultimate third party customer. The Company also self-produces products using both domestic and foreign components. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States.

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

              Revenue Recognition - The Company adopted The Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101 in the fourth quarter of the fiscal year ended June 30, 2001 and the Company's revenue recognition policies are in compliance with SAB
              101. The Company's acceptance provisions, as some products are manufactured to customer specifications, are that customers must approve engineered drawings in advance, place a firm purchase order with the Company for manufacture of the products and initially approve a representative sample prior to manufacture. Costs of shipping and handling for the Company are generally accounted for as a component of cost of sales with revenues recorded gross. The Company recognizes revenues upon shipment to the customer.

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

              Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $130,548 and $390,645 in 2002 and 2001, respectively.

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

              As of June 30, 2002 one customer accounted for 19% of consolidated receivables. As of June 30, 2001 two customers accounted for 18% and 14% of consolidated receivables.

              Notes receivable result from sales made with extended credit terms and are payable in monthly installments and carry interest.

              The Company has inventory located in China of approximately $615,680 and $480,000 at June 30, 2002 and 2001, respectively.

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

              Intangible Assets and Organizational Costs - Intangible assets consist of goodwill from the Butler Products acquisition, engineering plans, designs, trademarks and patents. Amortization is provided on a straight-line basis over five to fifteen year periods. The Company adopted SFAS No. 142 effective July 1, 2001. At June 30, 2002 and 2001, the Company had $168,000 in intangible goodwill that will no longer be amortized under this statement. Management believes that there is no impairment to goodwill at June 30, 2002 and 2001.

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

              Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 2002 and 2001 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates. As of June 30, 2002 and 2001, the Company does not have any derivatives and has experienced no impact from adoption of SFAS No. 133.

              New Accounting Pronouncements -

              SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset (except for certain obligations of lessees) and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this standard is not anticipated to have a material impact on the financial statements of the Company.

              SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of this standard does not represent a significant change from prior Generally Accepted Accounting Principles and is not anticipated to have a material impact on the financial statements of the Company.

              SFAS No. 145, "Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections", rescinds SFAS No.'s 4, and 64 related to reporting gains and losses from debt extinguishments and also rescinds SFAS No. 44 related to accounting for intangible assets of motor carriers. It amends SFAS No. 13 to eliminate the inconsistencies between sales-lease back transactions and certain lease modifications with economic benefits that are similar to sales-lease back modifications. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The implementation of this standard is not anticipated to have a material impact on the financial statements of the Company.

NOTE 1        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES   (Continued)

              Continuing operations - The Company has incurred additional losses in the current year. Management has also recorded write offs of $214,000 in inventory in the fourth quarter. Management believes that these losses were largely due to software conversions of one of its foreign subsidiaries in the second quarter of the year that were not discovered until the fourth quarter. As further discussed in Note 7, the Company is in violation of its minimum six-month earnings requirement of $225,000 with its domestic revolving line of credit.

              The Company believes that it will still have adequate access to the line of credit facilities and its anticipated ability to generate funds internally to remain in business. Preliminary results indicate that the Company has already cured the noncompliance of its debt covenants through normal results of operations in the first quarter of fiscal year 2003. Management believes the anticipated improvement in operating results are due to some fourth quarter purchase orders not filled until after June 30, 2002 and an improved outlook for demand in a previously hesitant market.

              Therefore, management believes that it will continue to have adequate capital resources to meet its working capital requirements for the next year, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt to fund additional capital expenditures, if required. If however, operations do not remain at current levels and the Company is unable to continue to access or renew its line of credit facilities and service its long term debt, the Company will be required to reduce its operations accordingly which may have a negative impact on the Company to meet the needs of it customers, suppliers and credit providers.

NOTE 2 At a special meeting on June 14, 2001, the Company's Board of Directors approved a reduction in the number of authorized shares of common stock of the Company and a corresponding three to one reverse stock split of its common stock. In addition, options or warrants to purchase future shares of the Company's common stock were also reduced on an equal basis of three to one. The effect of the reverse split was to reduce the Company's issued and outstanding shares from 3,623,094 shares to 1,227,079 shares. The par value of the common stock was unchanged. Accordingly, the Company has presented all equity information as if the reverse stock split had occurred effective July 1, 2000.


NOTE 3        ACCOUNTS  RECEIVABLE

              Accounts receivable at June 30 consisted of the following:

                                                          2002                 2001
                                                       ----------           ----------
              Accounts receivable, trade               $3,579,109           $3,387,090
              Allowance for doubtful accounts            (138,707)            (117,504)
                                                       ----------           ----------
                                                       $3,440,402           $3,269,586
                                                       ==========           ==========

NOTE 4        INVENTORIES

              Inventories at June 30 consisted of the following:

                                                                                     2002              2001
                                                                                 -----------       -----------
              Raw materials                                                      $   279,384       $   576,236
              Work in process                                                        113,457            37,627
              Finished goods                                                       3,825,685         4,440,047
              Reserve for obsolete inventory                                         (50,000)          (68,000)
                                                                                 -----------       -----------
                                                                                 $ 4,168,526       $ 4,985,910
                                                                                 ===========       ===========

NOTE 5        PROPERTY AND EQUIPMENT

              Property and equipment at June 30 consisted of the following:

                                                                                     2002              2001
                                                                                 -----------       -----------
              Warehouse, manufacturing and
                office equipment                                                 $ 3,443,144       $ 3,400,047
              Land, buildings & leasehold improvements                               613,252           608,682
              Tooling costs                                                          521,206           521,206
                                                                                 -----------       -----------
                                                                                   4,577,602         4,529,935
              Accumulated depreciation and amortization                           (2,765,595)       (2,417,384)
                                                                                 -----------       -----------
                                                                                 $ 1,812,007       $ 2,112,551
                                                                                 ===========       ===========

NOTE 6        OTHER ASSETS

              Other assets at June 30 consisted of the following:

                                                                                     2002              2001
                                                                                 -----------       -----------
              Intangible assets                                                  $   801,640       $   801,640
              Cash surrender value of life insurance                                  10,420            10,420
                                                                                 -----------       -----------
                                                                                 $   812,060       $   812,060
              Accumulated amortization                                               607,795           605,270
                                                                                 -----------       -----------
                                                                                 $   204,265       $   206,790
                                                                                 ===========       ===========

NOTE 7        REVOLVING LINES OF CREDIT

              The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2003, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. As of June 30, 2002, the Company did not meet its minimum level of required six-month earnings before interest, taxes and depreciation and amortization (EBITDA) required by the financing company of $225,000.

              During the fiscal year ended June 30, 2002, the Company obtained an additional line of credit with a foreign financial institution which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $187,325 at June 30, 2002. The line of credit matures November 30, 2002 and bears interest at 6.625 %.

NOTE 8          NOTES PAYABLE

                Notes payable at June 30 consisted of the following:

                                                                                                     2002                 2001
                                                                                             ------------         ------------
                Notes payable to banks/finance companies, due in aggregate monthly           $      4,998         $     12,100
                installments of $356 including interest ranging from 1.9% to 7.7%, maturing at various dates through 2003, secured by vehicles

                Note payable to equipment manufacturer, due in monthly                            275,400              299,507
                installments of $5,800 including interest at 8% through 2007, secured by equipment. Management has classified these balances and payments based upon management's plan to repay the debt over a 60 month period commencing
                April 2002

                Butler Products Corporation Industrial Bonds due in monthly                        24,018               54,544
                installments of $2,730 including interest at 5.5% through March
                2003, secured by equipment

                Note payable to finance company to finance the assets acquired from                99,875              140,922
                Piecemaker  Inc., due in monthly installments of $4,250 including interest at prime plus 2% through 2004

                Note payable to PACCAR, Inc. due in minimum monthly payments of $18,300           860,435              904,707
                including principle and interest of approximately 11% commencing for a period of 5 years commencing in May 2002, unsecured

                Note payable to foreign third party of Rmb 2,100,000 principle                    253,727                    -
                due in one payment January 27, 2003, interest at .54% due
                monthly and secured by certain machinery and equipment of
                Shanghai Omni Gear.


                Junior Subordinated Notes to Butler Products Corporation former                   470,000              500,000
                owners at 8% annual interest with variable payments based upon margins earned on certain Butler product sales and from proceeds of any Butler assets sold in the future, if any. The former owners have the right to further amend and accelerate the
                repayment terms if repayment of principle is not deemed adequate by the former owners under the above repayment plan.
                Classification of current and long term portions are
                based upon management's best estimate of future repayments.
                                                                                             ------------         ------------
                                                                                                1,988,453            1,911,780
                Less current portion                                                            1,001,849              853,889
                                                                                             ------------         ------------
                Long term portion                                                            $    986,604         $  1,057,891
                                                                                             ============         ============

                Future maturities of long-term debt by fiscal year are as follows:

                2003                                                                         $  1,001,849
                2004                                                                              264,519
                2005                                                                              242,385
                2006                                                                              269,717
                2007                                                                              209,983
                                                                                             ------------
                                                                                             $  1,988,453
                                                                                             ============

NOTE 9        COMMON STOCK

              The Company has authorized 50,000,000 shares of common stock with a par value of $.004995 per share (see Note 2). At June 30, 2002 and 2001, the Company had issued 1,227,079 shares with 1,207,912 shares outstanding and 19,167 treasury shares. The Company has never paid cash dividends on its Common Stock. As a result of net losses in the current and prior fiscal years, the Company has a cumulative retained deficit of $2,755,870 as of June 30, 2002; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends.

NOTE 10       WARRANTS TO PURCHASE COMMON STOCK

              The Company has Class B Warrants that entitle the holder to purchase shares of common stock as follows:

                                                                                                          Number of
                                                                                            Per Share     Warrants
                                                                        Expiration Date       Price       Issued
                                                                        ----------------    ---------     ----------
              Class B Series 2 (PACCAR, Inc.)                           July 1, 2009          6.00         166,667

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

NOTE 11       STOCK OPTION PLANS

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

              --------------------------------------------------------------------------------------------------------------------
                                                                                                                      Weighted-
                                             Total #   $12.00    $3.00    $4.875    $6.75      $3.564    $3.1875       Average
              Stock Option Summary          of Shares  Options   Options  Options   Options    Options    Options   Exercise Price
              --------------------------------------------------------------------------------------------------------------------
              Options Outstanding at June
              30, 2000                        411,667   23,333   343,333   10,000      5,000     20,000     10,000        3.63
              Options Granted                       0        0         0        0          0          0          0           0
              Options Canceled                      0        0         0        0          0          0          0           0

              Options Outstanding at June
              30, 2001                        411,667   23,333   343,333   10,000      5,000     20,000     10,000        3.63
              Options Granted                       0        0         0        0          0          0          0           0
              Options Canceled                      0        0         0        0          0          0          0           0
              Options Forfeited               (66,000)           (46,000)                       (10,000)   (10,000)       3.37
              Options Outstanding at June
              30, 2002                        345,667   23,333   297,333   10,000      5,000     10,000          0        3.63

              Exercisable at June 30, 2002    297,333   23,333   297,333   10,000          0          0          0        3.87
              Exercisable at June 30, 2001    263,333   23,333   343,333   10,000          0          0          0        3.87

              Available for future grant at
              June 30, 2002                   154,333
              --------------------------------------------------------------------------------------------------------------------
              Weighted-average remaining
              contractual life in years           4.7        2       4.5        7          7        7.5          0
              --------------------------------------------------------------------------------------------------------------------


              SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No options were granted in the fiscal years ended June 30, 2002 and 2001. The pro forma effects had stock options issued to employees been recorded under SFAS 123 is as follows:


                                                                                        2002                    2001
                                                                                    ------------            -------------
              Additional compensation expense                                       $          -            $     (25,000)
              Pro forma net loss                                                        (460,720)                (257,458)
              Pro forma basic loss per share                                        $      (0.38)           $       (0.21)
                                                                                    ============            =============


              The Company utilized the Black Scholes option value pricing model to estimate the value of the options granted. Assumptions utilized in the Black Scholes model include a risk free interest rate of 6.5% for 2001, an expected life of 10 years, a volatility of .71 for 2001 and no expected dividends.

NOTE 12       EARNINGS PER SHARE

              The following sets forth the computation of basic and diluted earnings per share at June 30, 2002 and 2001.

                                                                                              2002                       2001
                                                                                  ----------------        -------------------
              Numerator
                 Net loss                                                         $       (460,720)       $          (232,458)
                                                                                  ================        ===================
              Denominator
                 Denominator for basic earnings per share -
                 weighted average common shares outstanding                              1,207,912                  1,207,912

                  Effect of dilutive securities:
                      Conversion of dilutive stock options                                       -                          -
                                                                                  ----------------        -------------------

                  Denominator for dilutive earnings per share -
                  adjusted weighted average shares and assumed conversion                1,207,912                  1,207,912
                                                                                  ================        ===================
              Basic Earnings Per Share                                            $          (0.38)       $             (0.19)
                                                                                  ================        ===================
              Diluted Net Earnings Per Share                                      $          (0.38)       $             (0.19)
                                                                                  ================        ===================

              Stock options at June 30, 2002 and 2001 are antidilutive due to the Company's net loss.

NOTE 13       INCOME TAXES

              Income tax benefit (expense) is comprised of the following:

                                                                                           2002                 2001
                                                                                  -------------           ----------
              Current -state                                                      $           -           $   (1,000)
              Deferred - Current                                                          6,100               43,794
              Deferred - Long-term                                                       (6,100)              (3,400)
                                                                                  -------------           ----------
                                                                                  $           -           $   39,394
                                                                                  =============           ==========

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

              The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                                             2002                2001
                                                                                       ----------           ---------
              Current deferred tax assets:
                Accounts receivable                                                    $   45,000           $  40,000
                Inventory                                                                  39,000              47,900
                Domestic net operating loss carry-forwards                                 59,000             134,000
                Foreign subsidiary net operating loss carry-forwards                      737,000             504,000
                                                                                       ----------           ---------
                Deferred tax assets                                                       880,000             725,900

              Non-current deferred tax liabilities:
                Depreciation                                                              (83,500)            (77,400)
                                                                                       ----------           ---------
              Net deferred income tax assets                                              796,500             648,500
              Valuation allowance                                                        (756,107)           (608,107)
                                                                                       ----------           ---------
              Net deferred income taxes                                                $   40,393           $  40,393
                                                                                       ==========           =========

              The valuation allowance increased $148,000 and $68,906 during 2002 and 2001, respectively due to losses. At June 30, 2002 the Company had $174,000 of domestic net operating losses, which expire in 2021.

              The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. In determining the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax assets and liabilities, projected future taxable income, if any, and the tax planning strategies in determining this value. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances at June 30, 2002. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $2,100,000 at June 30, 2002.

              The difference between the effective rate of income tax expense at June 30, 2002 and 2001 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.


                                                                                             2002                2001
                                                                                      -----------          ----------
              Provision for income tax benefit/(expense) at
                U.S. statutory rates                                                  $   156,645          $   92,400
              Change in income tax benefit resulting from:
                State income taxes                                                              -              (1,000)
                Non-deductible expense                                                     (3,531)             (2,700)
              Deferred tax assets not previously recognized                                     -              26,700
                Other                                                                      (5,114)             (7,100)
              Change in valuation reserve                                                (148,000)            (68,906)
                                                                                      -----------          ----------
              Income tax benefit                                                      $         -          $   39,394
                                                                                      ===========          ==========

NOTE 14       COMMITMENTS AND CONTINGENCIES

              Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; and Shanghai, China. The Houston lease is $8,500 per month through 2003. The Madill, Oklahoma leases are $6,000 per month through 2004. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2002, the future minimum rental payments required under operating leases were approximately:

              2003                                         $  291,649
              2004                                            287,963
              2005                                            204,565
              2006                                            105,134
              2007                                             96,634
              Thereafter                                    1,932,679
                                                           ----------
              Total                                        $2,918,624
                                                           ==========

              Rent expense was approximately $252,600 and $301,000, net of sublease income on the Shanghai facility of approximately $ 25,000 and $-0- during the years ended June 30, 2002 and 2001, respectively.

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

              Employment - Eleven percent of the Company's employees, (specifically, twenty-one of forty Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires June 12, 2003. Management believes that expiration of the agreement will not impact future operations.

              Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2002 and 2001, the Company made no contributions to the plan.

              Letters of Credit - The Company has $250,000 unused letters of credit outstanding at both June 30, 2002 and 2001.

              Litigation - The Company continues to aggressively protect its trademarks. The Company is currently a plaintiff in such a case for infringement and has other similar infringement cases contemplated. Historically, the Company has been successful in preventing others from using Omni's trademarks or in seeking other relief. In addition, the Company is involved in litigation with a distributor surrounding the dissolution of a distributor agreement. The distributor has filed suit against the Company for breach of contract, misrepresentation and copyright infringement. The Company has counterclaimed against the distributor for fraud, misrepresentation, breach of contract and failure to pay on a promissory note due to the Company. It is the opinion of management of the Company that the suit by the former customer is frivolous and groundless and the Company will continue to successfully defend itself and collect the monies owed to it by the former customer. The Company is not expected to experience any material impact on future operations or financial position of the Company as a result of any pending litigation.

NOTE 15       MAJOR CUSTOMERS AND SUPPLIERS

              The Company and its subsidiaries had consolidated sales in its power transmission component segment of $3,783,000 and $4,096,000 to two customers representing 21% and 19% of total consolidated sales in fiscal 2002 and 2001, respectively.

              Approximately 57% and 60% of the Company's products were purchased from two companies in China in 2002 and 2001, respectively.

NOTE 16       SUPPLEMENTAL CASH FLOW INFORMATION

              Due to net operating losses and net operating loss carryforwards, the Company was not required to pay any income taxes in 2002 and 2001, respectively.

              During 2001, the Company financed $243,159 of capital expenditures with debt.

              The Company paid interest of $401,230 and $464,146 during the fiscal years ended June 30, 2002 and 2001 respectively.

NOTE 17       SEGMENT INFORMATION

              Selected financial information by business segment with respect to these activities for the years ended June 30 is as follows:

                                                                                               2002                       2001
                                                                              ---------------------      ---------------------
              Net Sales
                Power Transmission Components                                 $          14,236,785      $          17,029,168
                Trailer and Implement Components                                          3,815,143                  4,310,126
                                                                              ---------------------      ---------------------
                Total Omni U.S.A., Inc.                                       $          18,051,928      $          21,339,294
                                                                              =====================      =====================

              Income from Operations
                Power Transmission Components                                 $              86,492      $             (12,973)
                Trailer and Implement Components                                           (240,373)                   225,671
                                                                              ---------------------      ---------------------
                Total Omni U.S.A., Inc.                                       $            (143,881)     $             212,698
                                                                              =====================      =====================

              Net Income (Loss)
                Power Transmission Components                                 $            (121,588)     $            (453,529)
                Trailer and Implement Components                                           (339,132)                   221,071
                                                                              ---------------------      ---------------------
                Total Omni U.S.A., Inc.                                       $            (460,720)     $            (232,458)
                                                                              =====================      =====================

              Identifiable Assets
                Power Transmission Components                                 $           7,360,696      $           8,402,194
                Trailer and Implement Components                                          3,358,554                  3,232,686
                                                                              ---------------------      ---------------------
                Total Omni U.S.A., Inc.                                       $          10,719,250      $          11,634,880
                                                                              =====================      =====================
              Revenues
                Domestic Customers                                            $          15,645,638      $          20,343,413
                Foreign Customers                                                         2,406,290                    995,881
                                                                              ---------------------      ---------------------
                Total Revenues                                                $          18,051,928      $          21,339,294
                                                                              =====================      =====================
              Property and Equipment (net)
                Domestic                                                      $             595,551      $             724,230
                Foreign                                                                   1,216,456                  1,388,321
                                                                              ---------------------      ---------------------
                Total Property and Equipment                                  $           1,812,007      $           2,112,551
                                                                              =====================      =====================
              Depreciation and amortization
                Power Transmission Components                                 $             229,572      $             363,576
                Trailer and Implement Components                                            118,694                     56,102
                                                                              ---------------------      ---------------------
                Total Omni U.S.A., Inc.                                       $             348,266      $             419,678
                                                                              =====================      =====================


NOTE 18       SUBSEQUENT EVENTS

              On June 7, 2002, June 19, 2002 and September 10, 2002, the Company received notification from NASDAQ that the Company's stock would be removed from the NASDAQ listing as Omni's share price had fallen below the minimum required ask price of $1.00 per share and as the Company's Minimum Value of Publicly Held Securities had fallen below the minimum of $1,000,000. The Company has filed for a hearing based on written submission and NASDAQ has set a hearing date of October 17, 2002 to determine if the Company has established compliance. Subsequent to the hearing, NASDAQ will issue its determination. The Company has submitted to NASDAQ a plan that should bring the Company within compliance; however, there is no assurance that such a plan will be approved by NASDAQ. As a result, Omni stock could be removed from listing on the Small Cap Market and thereafter be listed on OTC bulletin boards.

              On September 10, 2002, The Board of Directors approved a stock repurchase plan to repurchase up to 500,000 shares of Omni stock in efforts to improve its stock price in response to the notification received from NASDAQ noted above and in consideration that the Company's common stock represents and unusual value given the Company's overall business and value.

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


Name                                    Age                 Position
----                                    ----                --------
Jeffrey K. Daniel                       41                  President, Chief Executive Officer and Director

Craig L. Daniel                         42                  Vice President-Manufacturing and Director

Kevin Guan                              44                  Director

Didi Duan                               55                  Director

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

Kevin Guan is currently the Managing Director of SIIC Real Estate Co., a commercial real estate developer of projects in Hong Kong and China, (a subsidiary of Shanghai Industrial Investment Corp.). From February 1993 through February 1995, Mr. Guan was the General Manager, Shanghai Wai Gao Qiao Development Corp, in the PuDong development zone of Shanghai. Mr. Guan is a graduate of Shanghai Jiao Tong University, and received his MBA from Shanghai University.

Didi Duan is currently the Chief Financial Officer and Director of Jiao Tong University's Ang Li Science and Technology Co., Ltd., a specialty pharmaceutical processor in the Chinese and East Asian markets. From January 1986 to February 1997, Ms. Duan was the Chief Financial Officer of Dong Feng Automotive Truck manufacturing Division, vertically manufacturing 15-40 ton trucks for the Chinese market. Ms. Duan graduated from Wuhan University in Hubei, and is an accountant in Shanghai, under the accounting rules in China.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                       Annual Compensation                    Long Term Compensation
                              ---------------------------------------------------------------------------------
                                                                                 Awards              Payouts
                                                                     ------------------------------------------
                                                                     Restricted    Securities
Name and                                              Other Annual      Stock      Underlying                     All Other
Position                Year      Salary      Bonus   Compensation     Awards     Options/SARs        Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------

Jeffrey K. Daniel
President & CEO          2000      $ 130,000    -           -             -            -                 -            -
                         2001        130,000    -           -             -            -                 -            -
                         2002        115,000    -           -             -            -                 -            -

Craig L. Daniel
Vice President-          2000         85,000    -           -             -            -                 -            -
Manufacturing            2001         85,000    -           -             -            -                 -            -
                         2002         85,000    -           -             -            -                 -            -


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

         Effective October 1, 2001, Michael A. Zahorik was terminated as an employee of Omni USA, Inc. By operation of the ISOP Agreement, Mr. Zahorik's options were not exercised, and accordingly all 46,000 options were cancelled.

         Effective October 24, 2001, David M. Sallean resigned as an employee of Omni USA, Inc. By operation of the ISOP Agreement, Mr. Sallean's options were not exercised, and accordingly all 20,000 options were cancelled.

         The following table provides repricing information for options held by the Company's five most highly compensated executive officers. The repricing was implemented in 1997 on the recommendation of the Compensation Committee to conform the options to prevailing market prices and provide an incentive for which the options were designed.

                         Ten-Year Options/SAR Repricings

                                  Number of                                                       Length
                                  Securities      Market            Exercise                      of Original
                                  Underlying      Price of Stock    Price of Stock                Option Term
                                  Options/SARs    at Time of        at Time of         New        Remaining at
                                  Repriced or     Repricing or      Repricing or       Exercise   Date of
Name                       Date   Amended         Amendment         Amendment          Price      Repricing
----                       ----   -----------     ---------         -----------      ---------  ------------
Jeffrey K. Daniel          6/6/97    53,334          $2.25             $12.00             $3.00     9 years
Craig L. Daniel            6/6/97    53,334          $2.25             $12.00             $3.00     9 years

         Under the 1996 ISOP, options for 318,334 shares had been granted as of June 30, 2002. Under the 1994 NQSOP, options for 93,333 shares had been granted as of June 30, 2002. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2002 based on the closing price of Common Stock at June 30, 2002 of $0.95:

                                                                    1994 NQSOP and 1996 ISOP
                                             ------------------------------------ ---------------------------
                                                                                       Total Number of Shares
   Name and Position                         Dollar Value / Shares Exercisable         Represented by Options
   -----------------                         ----------------------------------        ----------------------
Jeffrey K. Daniel
   President and CEO                                      $0/98,667                            98,667

Craig L. Daniel
   Vice President-Manufacturing                           $0/98,667                            98,667

Executive Officer Group                                  $0/197,334                            197,334

Non-Executive Officer Employee Group                      $0/71,666                            71,666

Total                                                    $0/269,000                            269,000

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                                               Value of Unexercised
                                                              Number of Unexercised            in-the-money Options/
                             Shares Acquired    Value         Options/SARs at FY-End              SARs at FY-End (2)
Name                           on Exercise      Realized    (1) Exercisable/Unexercisable     Exercisable/Unexercisable
----                         ----------------   ---------   -----------------------------     --------------------------

Jeffrey K. Daniel
President & CEO                   N/A           N/A                  98,667                               $0
                                                                     ------                               --
                                                                     98,667/0                            $0/$0
Craig L. Daniel
Vice President-
   Manufacturing                  N/A           N/A                  98,667                               $0
                                                                     ------                               --
                                                                     98,667/0                            $0/$0

------------------------

N/A Not applicable. No options were exercised during the fiscal year ended June 30, 2002.

(1) Indicates number of options exercisable and unexercisable as of June 30, 2002.

(2) Based upon closing price of Common stock at June 30, 2002 of $0.95.

         OTHER COMPENSATION

         The Company has paid no bonuses to its executive officers. The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its officers and employees, at no cost. Jeffrey K. Daniel and Craig L. Daniel are not compensated as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION

          The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                                     Number of securities
                                                                                                    remaining available for
                                   Number of securities to be                                    future issuance under equity
                                    issued upon exercise of        Weighted-average exercise          compensation plans
                                  outstanding option, warrants   price of outstanding options,       (excluding securities
                                           and rights                 warrants and rights          reflected in column (a))
------------------------------------------------------------------------------------------------------------------------------
                                              (a)                             (b)                             (c)
------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                 345,667                          $3.63                          154,333
  approved by security holders
------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  not approved by security
  holders                                      -                               -                               -
------------------------------------------------------------------------------------------------------------------------------
  Total                                     345,667                          $3.63                          154,333
------------------------------------------------------------------------------------------------------------------------------



CAPITALIZATION

         The Company's currently authorized equity securities are as follows:
(i) 50,000,000 shares of Common Stock, par value $.004995 per share (see Note
2), (ii) 454,258 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 30, 2002, the Company had outstanding 1,204,912 shares of Common Stock, and Class B Warrants to purchase 166,667 shares of Common Stock.

         Class B Warrants. There are 166,667 Class B Warrants to purchase Common Stock. The Class B Series 1 Warrants, which were exercisable by the holder thereof at any time between 90 days after issuance and March 15, 2001, at $6.00 per share, expired on March 15, 2001. None of these Class B Warrants were exercised. The 166,667 Class B Series 2 Warrants issued to PACCAR, Inc. may be exercised at any time and expire July 1, 2009 (see Note 10 in the footnotes to the financial statements).

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 2002, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.


                                                                     Amount and Nature
                                                                       Of Beneficial
Name and Address of Beneficial Owner                                   Ownership            Percent of Class(1)
------------------------------------                                 -----------------      -------------------
Edward L. Daniel (3)                                                     175,689                    14.5%
Joan J. Daniel (3)                                                       175,689                    14.5%
PACCAR, Inc. (6)                                                         166,667                    13.8%
Craig L. Daniel (2)(5)                                                   134,837                    11.2%
Jeffrey K. Daniel (2)(4)                                                 116,561                     9.6%
Executive Officers and Directors as a Group                              251,398                    20.8%
        ?

(1) Based upon 1,207,912 shares of Common Stock outstanding as of June 30, 2002.
(2)      The address for all officers is 7502 Mesa Road, Houston, Texas 77028.
(3) Includes 125,000 shares each subject to certain conditions and limitations set forth in the Registration Rights Agreement (see Exhibit 10.11). The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.
(4) Includes 98,667 shares purchasable under options at $3.00 per share and 1,255 shares held in street name and 257 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 4,129 shares purchased through the Company's 401(k) plan.
(5) Includes 98,667 shares purchasable under options exercisable at $3.00 per share and 2,267 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.
(6) Includes 166,667 shares purchasable under Class B Warrants exercisable at $6.00 per share and expire July 1, 2009. The address of such beneficial owner is 777 106th Avenue NE, Bellevue, WA 98004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        OMNI U.S.A., INC.





                                        BY: /s/ JEFFREY K. DANIEL
                                            ------------------------------------
                                            JEFFREY K. DANIEL
                                            CHIEF EXECUTIVE OFFICER
                                            AND PRESIDENT


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

         SIGNATURE                                            TITLE                                       DATE
         ---------                                            -----                                       ----
/s/ JEFFREY K. DANIEL                                CHIEF EXECUTIVE OFFICER & PRESIDENT            OCTOBER 14, 2002
----------------------
JEFFREY K. DANIEL

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of Omni U.S.A., Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I (We), Jeffrey K. Daniel of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ JEFFREY K. DANIEL                                CHIEF EXECUTIVE OFFICER & PRESIDENT       OCTOBER 14, 2002
------------------------------------
JEFFREY K. DANIEL

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