Form 10QSB
period 2002-09-30
OMNI USA INC
filed 2002-11-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                         Commission File Number: 0-17493


                                OMNI U.S.A., INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Nevada                                        88-0237223
           ------                                        ----------
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

At November 14, 2002, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
        September 30, 2002 and June 30, 2002

Condensed Consolidated Statements of Operations
        Three Months Ended September 30, 2002 and September 30, 2001

Condensed Consolidated Statements of Cash Flows
        Three Months Ended September 30, 2002 and September 30, 2001

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                 September 30, 2002    June 30, 2002
                                                                     (unaudited)
                                                                   ------------        ------------
CURRENT ASSETS
   Cash                                                            $    510,640        $    821,544
   Accounts receivable, trade, net                                    3,243,356           3,440,402
   Accounts receivable, related parties                                  40,897              28,063
   Inventories, net                                                   4,223,646           4,168,526
   Notes receivable                                                      89,138              89,138
   Prepaid expenses                                                     169,662             114,912
   Deferred tax assets                                                       --              40,393
                                                                   ------------        ------------

               TOTAL CURRENT ASSETS                                   8,277,339           8,702,978
                                                                   ------------        ------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                          1,771,158           1,812,007
                                                                   ------------        ------------

OTHER ASSETS
   Primarily intangible assets, net                                     202,896             204,265
                                                                   ------------        ------------

TOTAL ASSETS                                                       $ 10,251,393        $ 10,719,250
                                                                   ============        ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $  2,866,971        $  3,001,120
   Line of credit                                                     2,336,808           2,850,270
   Accrued expenses                                                     316,296             217,154
   Current portion of long-term debt                                  1,057,364           1,001,849
                                                                   ------------        ------------

               TOTAL CURRENT LIABILITIES                              6,577,439           7,070,393
                                                                   ------------        ------------

LONG-TERM DEBT                                                          883,764             986,604
                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,198,412
      and 1,207,912 Outstanding, respectively)                            6,129               6,129
   Additional paid-in capital                                         5,372,815           5,372,815
   Treasury Stock (28,667 and 19,167 shares, respectively)              (66,657)            (57,141)
   Retained earnings (deficit)                                       (2,618,783)         (2,755,870)
   Foreign currency translation adjustment                               96,686              96,320
                                                                   ------------        ------------

               TOTAL STOCKHOLDERS' EQUITY                             2,790,190           2,662,253
                                                                   ------------        ------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 10,251,393        $ 10,719,250
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

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the three months     For the three months
                                                        ended                   ended
                                                  September 30, 2002       September 30, 2001
                                                 --------------------     --------------------
NET SALES                                             $ 4,462,093              $ 3,626,337

COST OF SALES                                           3,242,660                2,950,527
                                                      -----------              -----------

      Gross Profit                                      1,219,433                  675,810
                                                      -----------              -----------

OPERATING EXPENSES
   Selling, general and administrative                    970,720                  988,285
                                                      -----------              -----------

      Operating income/(loss)                             248,713                 (312,475)
                                                      -----------              -----------

OTHER INCOME (EXPENSE)
    Interest expense                                     (101,499)                 (89,360)
    Other, net                                             30,266                  (21,868)
                                                      -----------              -----------

OTHER INCOME (EXPENSE)                                    (71,233)                (111,228)
                                                      -----------              -----------

NET INCOME (LOSS) BEFORE TAX                              177,480                 (423,703)

INCOME TAXES                                              (40,393)                      --
                                                      -----------              -----------

NET INCOME/(LOSS)                                     $   137,087              $  (423,703)
                                                      ===========              ===========

COMPREHENSIVE INCOME - Foreign Currency
  Translation Adjustment                              $       366              $       203
                                                      -----------              -----------

NET AND COMPREHENSIVE INCOME/(LOSS)                   $   137,453              $  (423,500)
                                                      ===========              ===========

BASIC INCOME/(LOSS) PER SHARE                         $      0.11              $     (0.35)
                                                      ===========              ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       For the three months      For the three months
                                                                              ended                      ended
                                                                        September 30, 2002        September 30, 2001
                                                                       --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(loss)                                                        $   137,087               $  (423,703)
                                                                            -----------               -----------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                           69,333                    99,928
         Deferred taxes                                                          40,393                        --
         Changes in operating assets and liabilities:
            Accounts receivable / Notes receivable                              184,212                   885,831
            Inventories                                                         (55,120)                  334,029
            Prepaid expenses                                                    (54,750)                 (163,469)
            Intangible assets                                                     1,070                        --
            Accounts payable and accrued expenses                               (35,007)                 (271,544)
                                                                            -----------               -----------

               Total adjustments                                                150,131                   884,775
                                                                            -----------               -----------

               Net cash  provided by operating
                  activities                                                    287,218                   461,072
                                                                            -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (28,185)                   (8,775)
                                                                            -----------               -----------

              Net cash used by investing activities                             (28,185)                   (8,775)
                                                                            -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                                   (9,516)                       --
   Net borrowings on line of credit                                           2,972,790                 1,906,560
   Net payments on line of credit                                            (3,486,252)               (2,815,497)
   Payments on long-term debt                                                   (47,325)                  (49,163)
                                                                            -----------               -----------

         Net cash used by financing activities                                 (570,303)                 (958,100)
                                                                            -----------               -----------

TRANSLATION EFFECT OF FOREIGN CURRENCIES                                            366                       203
                                                                            -----------               -----------

NET DECREASE IN CASH                                                           (310,904)                 (505,600)

CASH AT BEGINNING OF PERIOD                                                     821,544                   659,101
                                                                            -----------               -----------

CASH AT END OF PERIOD                                                       $   510,640               $   153,501
                                                                            ===========               ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2002, and the results of their operations and cash flows for the three months ended September 30, 2002, and 2001, have been made in accordance with GAAP.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.


2.   EARNINGS PER SHARE:

     Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2002 and 2001, the Company's weighted average shares are calculated as follows:


                                                      September 30, 2002        September 30, 2001
                                                      ------------------        ------------------
     Weighted average common shares outstanding            1,207,252                 1,207,912

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month period ended September 30, 2002, the Company had positive net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.


3.   MAJOR CUSTOMERS AND VENDORS:

     During the fiscal quarters ended September 30, 2002 and 2001, the Company and its subsidiaries had consolidated sales of $880,941 and $287,957 to a domestic customer for a total of 20% and 7% of consolidated sales. During the three months ended September 30, 2002 2001, the Company and its subsidiaries had consolidated purchases of $1,600,995 and $1,168,938 from two vendors for a total of 49% and 40% of consolidated purchases.

4.   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

     The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2003, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. At June 30, 2002, the Company was not in compliance with the required minimum six months earnings requirement. At September 30, 2002, the Company was in compliance with its minimum financial reporting covenants.

     The Company also maintains a line of credit with a foreign financial institution which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $276,023 and $187,325 at September 30, 2002 and June 30, 2002, respectively. The line of credit matures November 30, 2002 and bears interest at 6.625 %. Management is currently in negotiations to renegotiate the terms and due dates of this line of credit under what it believes will be comparable terms.

5.   INCOME TAXES

     The difference between the effective rate of income tax expense at September 30, 2002 and 2001 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are due to the utilization of net operating losses which were fully reserved by a valuation allowance in previous periods.

6.   PURCHASE OF TREASURY STOCK

     From September 19 through September 30, 2002, the Company purchased a total of 9,500 treasury shares through its stock repurchase plan as further discussed in NOTE 8 for a total cost of $9,516.

7.   OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Hong Kong. The Company has entered into an oral agreement to extend the Houston lease which expired June 30, 2002 at $9,000 per month. The amended lease terms expire six months after written notice from either party.

8.   LITIGATION AND CONTINGENCIES

     The Company continues to aggressively protect its trademarks. The Company is currently a plaintiff in such a case for infringement and has other similar infringement cases contemplated. Historically, the Company has been successful in preventing others from using Omni's trademarks or in seeking other relief. In addition, the Company is involved in litigation with a former customer/distributor surrounding the dissolution of a distributor agreement. The former customer/distributor has filed suit against the Company for breach of contract, misrepresentation and copyright infringement. The Company has counterclaimed against the distributor for fraud, misrepresentation, breach of contract and failure to pay on a promissory note due to the Company. It is the opinion of management of the Company that the suit by the former customer is frivolous and groundless and the Company will continue to successfully defend itself and collect the monies owed to it by the former customer.

     On June 7, 2002, June 19, 2002 and September 10, 2002, the Company received notification from NASDAQ that the Company's stock would be removed from the NASDAQ listing as Omni's share price had fallen below the minimum required ask price of $1.00 per share and as the Company's Minimum Value of Publicly Held Securities had fallen below the minimum of $1,200,000.

     On September 10, 2002, The Board of Directors approved a stock repurchase plan to repurchase up to 500,000 shares of Omni stock in efforts to improve its stock price in response to the notification received from NASDAQ noted above and in consideration that the Company's common stock represents and unusual value given the Company's overall business and value.


9.   SUBSEQUENT EVENTS

     Between October 1, and October 16, 2002, an additional 26,600 shares were purchased as treasury stock for a total of $33,414 in cash.

     At the October 4, 2002, meeting of the Board of Directors, the Directors discussed the NASDAQ notification above and determined that the Company's primary goal would be to focus its resources to continue to maximize sales and profits and attend to business issues and not take any further direct action to address the NASDAQ compliance requirements.

     On October 17, 2002, NASDAQ held a hearing on the continued listing of the Company. To date, the NASDAQ Hearings Panel has not issued its letter ruling. If the Company is delisted from trading on the NASDAQ, it would be forced to trade on the Over the Counter (OTC) Bulletin Boards which could have a material adverse impact on the future value of the stock in the near term. The stock price on November 12, 2002 was $0.81 per share.

10.  SEGMENT INFORMATION:

     The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION

----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                 NET SALES       OPERATING       INTEREST      IDENTIFIABLE      CAPITAL    DEPRECIATION/
SEPTEMBER 30, 2002                                   INCOME        EXPENSE          ASSETS      EXPENDITURES  AMORTIZATION
----------------------------------------------------------------------------------------------------------------------------
Power Transmission Components     $3,490,338       $ 225,594       $ 76,196      $ 6,927,795       $28,185       $59,438
----------------------------------------------------------------------------------------------------------------------------
Trailer and Implement Components     971,755          23,119         25,303        3,323,598            --         9,895
----------------------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                --              --             --               --            --            --
----------------------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.          $4,462,093       $ 248,713       $101,499      $10,251,393       $28,185       $69,333
============================================================================================================================

------------------------------------------------                               ---------------------------------------------
THREE MONTHS ENDED                   NET SALES                                                                 PROPERTY AND
SEPTEMBER 30, 2002                                                             SEPTEMBER 30, 2002             EQUIPMENT, NET
------------------------------------------------                               ----------------------------------------------
Domestic Customers                   $3,903,199                                Domestic                           $  591,007
------------------------------------------------                               ----------------------------------------------
Foreign Customers                       558,894                                Foreign                             1,180,151
------------------------------------------------                               ----------------------------------------------
Total Omni, U.S.A., Inc.             $4,462,093                                Total Omni, U.S.A., Inc.           $1,771,158
================================================                               ==============================================


----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                 NET SALES       OPERATING       INTEREST      IDENTIFIABLE      CAPITAL    DEPRECIATION/
SEPTEMBER 30, 2001                                    LOSS         EXPENSE          ASSETS      EXPENDITURES  AMORTIZATION
----------------------------------------------------------------------------------------------------------------------------
Power Transmission Components     $2,707,711       $(181,114)      $ 69,786      $ 6,653,982       $ 8,775       $72,964
----------------------------------------------------------------------------------------------------------------------------
Trailer and Implement Components     918,626         (63,451)         9,575        3,186,112            --        26,964
----------------------------------------------------------------------------------------------------------------------------
Corporate and Eliminations                --         (67,910)         9,999               --            --            --
----------------------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.          $3,626,337       $(312,475)      $ 89,360      $ 9,840,094       $ 8,775       $99,928
============================================================================================================================


------------------------------------------------                               ---------------------------------------------
THREE MONTHS ENDED                   NET SALES                                                                 PROPERTY AND
SEPTEMBER 30, 2001                                                             SEPTEMBER 30, 2001             EQUIPMENT, NET
------------------------------------------------                               ----------------------------------------------
Domestic Customers                   $3,436,363                                Domestic                           $  684,238
------------------------------------------------                               ----------------------------------------------
Foreign Customers                       189,974                                Foreign                             1,338,814
------------------------------------------------                               ----------------------------------------------
Total Omni, U.S.A., Inc.             $3,626,337                                Total Omni, U.S.A., Inc.           $2,023,052
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

Liquidity and Capital Resources

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,336,808 at September 30, 2002. The Company had working capital of $1,699,900 as of September 30, 2002 and working capital of $1,632,585 as of June 30, 2002, an increase of $67,314 from June 30, 2002. The increase in working capital from June 30, 2002 was due primarily to operating income.

         The Company had a cash balance of $510,640 as of September 30, 2002; reflecting a negative cash flow of $310,904 compared to the June 30, 2002 cash balance of $821,544. The Company's cash provided by operating activities for the 3 months ended September 30, 2002 of $287,218 consisted of the net income for the period offset by, combined decreases in accounts receivable and accounts payable and increases in inventories.

         The Company's cash used in investing activities for the three months ended September 30, 2002 of $28,185 consisted of capital expenditures for the period.

         Net cash used by financing activities for the three months ended September 30, 2002 of $570,303 consisted primarily of payments on the line of credit and long-term debt and $9,516 spent to purchase treasury shares under the Company's stock repurchase plan .

         The Company believes that between its access to the line of credit facilities and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required. In response to general declines in demand and a recent economic downturn that occurred in fiscal year 2002, management initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns. The current period has shown some increases in demand and management has been able to benefit from the cost minimization efforts. Management believes that it will continue to be successful in this endeavor; however, it is too early to tell if the trend of increased sales will continue for the remainder of the fiscal year.

Results for the Quarter ended September 30, 2002 compared with the Quarter ended September 30, 2001

         The Company had net sales of $4,462,093 for the three months ended September 30, 2002. This represents an increase of 23% compared to the three months ended September 30, 2001 net sales of $3,626,337. Management believes that the increase in sales is due to increased product demand and carryover of deliveries delayed from the fourth fiscal quarter. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2002 and 2001:

                                         QUARTER               QUARTER
                                          ENDED        %         ENDED         %        DOLLAR        %
NET SALES                                9/30/02    OF TOTAL    9/30/01    OF TOTAL     CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
Power Transmission Components           $3,490,338      78%    $2,707,711      75%     $782,627       29%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components           971,755      22%       918,626      25%       53,129        6%
------------------------------------------------------------------------------------------------------------
Consolidated                            $4,462,093     100%    $3,626,337     100%     $835,756       23%
------------------------------------------------------------------------------------------------------------

         Gross profit for the three months ended September 30, 2002 increased $543,623 to $1,219,433, compared to gross profit for the three months ended September 30, 2001 of $675,810. The increase in sales and gross profit was primarily attributable to an increase in demand for products in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2002 increased to 27% as compared to 19% for the three months ended September 30, 2001. This increase was primarily due to the product mix of sales with increased sales of higher margin power transmission components for the period as well as general recoveries in demand resulting in increased margins.

         Selling, general and administrative expenses decreased $17,565 to $970,720 in the three months September 30, 2002 compared to $988,285 in the three months ended September 30, 2001. The decrease was the result of cost minimization measures put into place in the fiscal year 2002 which were partially offset by increases in sales. Selling, general and administrative expenses decreased as a percentage of sales as a result of increased sales in the period.

         Income from operations for the Company increased $561,188 to $248,713 for the three months ended September 30, 2002, compared to a loss from operations of ($312,475) for the three months ended September 30, 2001. Income from operations as a percentage of sales increased to 6% in the three months ended September 30, 2002 compared to a loss of (8%) in the three months ended September 30, 2001. This increase is principally the result of increases in sales and margins to comparable periods.

         Interest expense increased $12,139, to $101,499 for the three months ended September 30, 2002 from $89,360 for the three months ended September 30, 2001. The increase resulted from additional borrowings associated with the Company's lines of credit and long-term debt.

         Other income (expense) was income of $30,266 for the three months ended September 30, 2002 compared to expense of $21,868 for the three months ended September 30, 2001. This change primarily relates to increased commission income and VAT refund on increased sales.

         The Company's net income increased $560,790 to $137,087, or $0.11 per share, for the three months ended September 30, 2002 compared to ($423,703) or ($0.35) per share, for the three months ended September 30, 2001.

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

         Actual results may differ materially from those contemplated by the forward-looking statements. The Company cannot guarantee that any forward looking statement will be realized, although the Company and its management believe that it has been prudent in its plans and assumptions. Investors are further directed to the Company's documents, such as its Annual Report on Form 10-KSB, Forms 10-QSB's and Forms 8-KSB filed with the Securities and Exchange Commission. Achievement of future results and these forward-looking statements involve risks and uncertainties, including but not limited to: continued acceptance of the Company's products in the marketplace, competitive factors, new products and technological changes, the Company's dependence upon third-party suppliers, political and economic circumstances in China, ability to access or renew credit facilities and service long term debt facilities and other risks detailed from time to time in the Company's periodic report filings with the Securities and Exchange Commission. Investors are directed to the Company's periodic reports filed with the Securities and Exchange Commission.

         The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2002.

Item 2. Change in Securities.

        From September 19 through September 30, 2002, the Company purchased a total of 9,500 treasury shares through its stock repurchase plan as further discussed in NOTE 8. for a total cost of $9,516.

        Between October 1 and 16, 2002, an additional 26,600 shares were purchased as treasury stock for a total of $33,414 in cash.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        None.

Item 7. Controls and Procedures..

        Evaluation of disclosure controls and procedures. Within 90 days of the date of this report, the Company will carry out a formal evaluation, under the supervision and with the participation of our management, including our Chief Executive, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer will conclude on the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms. The Chief Executive Officer believes the current controls are adequate and effective based upon his daily involvement in the management and reporting of the Company.

        Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions required with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002                OMNI U.S.A., INC.



                                       By:     /s/  Jeffrey K. Daniel
                                           -------------------------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                                 CERTIFICATIONS


I, Jeffrey K. Daniel, President and Chief Executive Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Omni U.S.A., Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ JEFFREY K. DANIEL
------------------------------------
JEFFREY K. DANIEL
CHIEF EXECUTIVE OFFICER & PRESIDENT                            NOVEMBER 14, 2002