Form 10QSB
period 2002-12-31
OMNI USA INC
filed 2003-02-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At February 14, 2003, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         December 31, 2002 and June 30, 2002

Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31, 2002 and December 31,
         2001

Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 2002 and December 31, 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Controls and Procedures

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                        December 31, 2002
                                                                           (unaudited)       June 30, 2002
                                                                        -----------------    -------------
CURRENT ASSETS
   Cash                                                                    $    447,766      $    821,544
   Accounts receivable, trade, net                                            3,459,794         3,440,402
   Accounts receivable, related parties                                          36,050            28,063
   Inventories, net                                                           4,606,778         4,168,526
   Notes receivable                                                              25,328            89,138
   Prepaid expenses                                                             199,439           114,912
   Deferred tax assets                                                               --            40,393
                                                                           ------------      ------------

               TOTAL CURRENT ASSETS                                           8,775,155         8,702,978
                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,727,670         1,812,007
                                                                           ------------      ------------

OTHER ASSETS
   Primarily intangible assets, net                                             341,011           204,265
                                                                           ------------      ------------

TOTAL ASSETS                                                               $ 10,843,836      $ 10,719,250
                                                                           ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $  3,261,557      $  3,001,120
   Line of credit                                                             2,524,574         2,850,270
   Accrued expenses                                                             386,865           217,154
   Current portion of long-term debt                                          1,031,717         1,001,849
                                                                           ------------      ------------

               TOTAL CURRENT LIABILITIES                                      7,204,713         7,070,393
                                                                           ------------      ------------

LONG-TERM DEBT                                                                  894,919           986,604
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812
      and 1,207,912 Outstanding, respectively)                                    6,129             6,129
   Additional paid-in capital                                                 5,372,815         5,372,815
   Treasury Stock (55,267 and 19,167 shares, respectively)                     (100,071)          (57,141)
   Retained earnings (deficit)                                               (2,631,833)       (2,755,870)
   Foreign currency translation adjustment                                       97,164            96,320
                                                                           ------------      ------------

               TOTAL STOCKHOLDERS' EQUITY                                     2,744,204         2,662,253
                                                                           ------------      ------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 10,843,836      $ 10,719,250
                                                                           ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                       THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                          ENDED             ENDED             ENDED             ENDED
                                                       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                           2002              2001              2002              2001
                                                       ------------      ------------      ------------      ------------

NET SALES                                              $  4,710,079      $  4,382,065      $  9,172,172      $  8,008,402

COST OF SALES                                             3,611,923         3,289,202         6,854,583         6,239,729
                                                       ------------      ------------      ------------      ------------
GROSS PROFIT                                              1,098,156         1,092,863         2,317,589         1,768,673

OPERATING EXPENSES
            Selling, general and administrative           1,065,453           923,175         2,036,173         1,911,460
                                                       ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                      32,703           169,688           281,416          (142,787)

OTHER INCOME (EXPENSE)
            Interest expense                                (98,810)          (93,146)         (200,309)         (182,506)
            Other, net                                       53,057            45,671            83,323            23,803
                                                       ------------      ------------      ------------      ------------
TOTAL OTHER EXPENSE                                         (45,753)          (47,475)         (116,986)         (158,703)
                                                       ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME
            TAX EXPENSE                                     (13,050)          122,213           164,430          (301,490)
                                                       ------------      ------------      ------------      ------------

INCOME TAXES                                                     --                --           (40,393)               --
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                      $    (13,050)     $    122,213      $    124,037      $   (301,490)
                                                       ============      ============      ============      ============

COMPREHENSIVE INCOME - Foreign
            Currency Translation
            Adjustment                                          478              (137)              844               717
                                                       ------------      ------------      ------------      ------------

NET AND COMPREHENSIVE
            INCOME (LOSS)                              $    (12,572)     $    122,076      $    124,881      $   (300,773)
                                                       ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE                        $      (0.01)     $       0.10      $       0.10      $      (0.25)
                                                       ============      ============      ============      ============

FULLY DILUTED EARNINGS (LOSS) PER SHARE                $      (0.01)     $       0.10      $       0.10      $      (0.25)
                                                       ============      ============      ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                 For the six months ended    For the six months ended
                                                                    December 31, 2002            December 31, 2001
                                                                 ------------------------    ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(loss)                                                   $    124,037              $   (301,490)
                                                                       ------------              ------------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                      179,726                   194,132
         Deferred taxes                                                      40,393                        --
         Loss on sale of assets                                              (2,285)                       --
         Changes in operating assets and liabilities:
            Accounts receivable / Notes receivable                          (27,379)                1,106,817
            Inventories                                                    (438,252)                  120,706
            Prepaid expenses                                                (84,529)                   (8,810)
            Intangible and other assets                                       1,373                        --
            Accounts payable and accrued expenses                           380,148                  (413,128)
                                                                       ------------              ------------

               Total adjustments                                             49,195                   999,717
                                                                       ------------              ------------

               Net cash  provided by operating
                  activities                                                173,232                   698,227
                                                                       ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of other assets                                            (25,000)                       --
     Capital expenditures                                                   (92,411)                  (18,862)
                                                                       ------------              ------------

              Net cash used by investing activities                        (117,411)                  (18,862)
                                                                       ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                              (42,930)                       --
   Net Borrowings on line of credit                                       6,128,580                 5,033,205
   Net Payments on line of credit                                        (6,454,276)               (6,007,421)
   Payments on long-term debt                                               (61,817)                  (56,214)
                                                                       ------------              ------------

         Net cash used by financing activities                             (430,443)               (1,030,430)
                                                                       ------------              ------------

TRANSLATION EFFECT OF FOREIGN CURRENCIES                                        844                       717

NET DECREASE IN CASH                                                       (373,778)                 (350,348)

CASH AT BEGINNING OF PERIOD                                                 821,544                   659,101
                                                                       ------------              ------------

CASH AT END OF PERIOD                                                  $    447,766              $    308,753
                                                                       ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Purchase of assets in exchange for note receivable                   $     63,810                        --

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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 2002, and the results of their operations for the three months and six months ended December 31, 2002, and 2001, and cash flows for the six months ended December 31, 2002, and 2001, have been made in accordance with GAAP.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2.   EARNINGS PER SHARE:

     Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 2002 and 2001, the Company's weighted average shares are calculated as follows:

                                                                                         Six Months       Six Months
                                                     Quarter Ended    Quarter Ended        Ended            Ended
                                                      December 31,     December 31,     December 31,     December 31,
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
        Weighted average common shares
     outstanding                                         1,185,612        1,207,912        1,196,762        1,207,912

        Conversion of stock options:                            --               --               --               --
                                                      ------------     ------------     ------------     ------------

        Denominator for dilutive earnings per
     share                                               1,185,612        1,207,912        1,196,762        1,207,912
                                                      ============     ============     ============     ============

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the six month period ended December 31, 2002, and the three month period ending December 31, 2001 the Company had positive net income; however, the exercise price of all common stock equivalents exceeded their average fair values. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.   MAJOR CUSTOMERS AND VENDORS:

     The Company and its subsidiaries had consolidated sales of $1,757,845 to a domestic customer for a total of 19% of consolidated sales during the six months ended December 31, 2002. No single customer accounted for more than 10% of consolidated sales during the six months ended December 31, 2001. The Company had sales of $1,045,863 to a domestic customer for a total of 22% of consolidated sales during the quarter ended December 31, 2002 and $503,695 to a foreign customer for a total of 11% of sales for the quarter ended December 31, 2001. During the six months ended December 31, 2002 and December 31, 2001, the Company and its subsidiaries had consolidated purchases of $3,225,657 and $2,569,610 from one vendor for a total of 47% and 41% of consolidated purchases, respectively. During the quarters ended December 31, 2002 and December 31, 2001, the Company and its subsidiaries had consolidated purchases of $1,851,724 and $1,400,672 from one vendor for a total of 51% and 42% of consolidated purchases, respectively.

4.   PURCHASE OF ASSETS:

     In December 2002, the Company purchased all the assets of Champion Gear, including the customer and market information and all rights under a product distribution agreement for $75,000 due in three installments, forgiveness of notes receivable of $63,810 and settlement of all claims made by and counterclaims against the Company. The purchase has been recorded in other assets. Omni has made the first payment of $25,000 as of December 31, 2002 and the remaining obligation of $50,000 has been reflected in accrued expenses.

5.   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

     The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2003, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. At June 30, 2002, the Company was not in compliance with the required minimum six months earnings requirement. At December 31, 2002, the Company was in compliance with its minimum financial reporting covenants.

     The Company also maintains a line of credit with a foreign financial institution which provides for maximum borrowings of $750,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $270,752 and $187,325 at December 31, 2002 and June 30, 2002, respectively. The line of credit matures November 30, 2003 and bears interest at 5.625%.

     The Company has effectively restructured a note payable to HAAS Automation which has reclassified $47,008 of the liability as long-term which was previously classified as current. The new terms are for 5 years at 8% with a balance as of December 31, 2002 of $251,576.

6.   INCOME TAXES

     The difference between the effective rate of income tax expense at December 31, 2002 and 2001 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are due to the utilization of net operating losses which were fully reserved by the valuation allowance in previous periods.

7.   COMMON STOCK

     On June 7, 2002, June 19, 2002 and September 10, 2002, the Company received notification from NASDAQ that the Company's stock would be removed from the NASDAQ listing as Omni's share price had fallen below the minimum required ask price of $1.00 per share and as the Company's Minimum Value of Publicly Held Securities had fallen below the minimum of $1,200,000. As of November 12, 2002 the Company is no longer listed on the NASDAQ exchange and is currently listed and traded on the Over the Counter (OTC) Bulletin Board.

8.   PURCHASE OF TREASURY STOCK

     On September 10, 2002, the Board of Directors approved a stock repurchase plan to repurchase up to 500,000 shares of Omni common stock. From September 19 through November 14, 2002, the Company purchased a total of 36,100 treasury shares through its stock repurchase plan for a total cost of $42,930.

9.   OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Hong Kong. The Company has entered into a verbal agreement to extend the Houston lease, which expired June 30, 2002 at $9,000 per month. The amended lease terms expire six months after written notice from either party.

10.  LITIGATION AND CONTINGENCIES

     From time to time, the Company is engaged in litigation to protect its property and intellectual rights. The Company has been successful in protecting these rights over the years and intends to continue to protect its rights. Management does not believe these lawsuits will have a negative impact on the Company or its operations.

11.  SEGMENT INFORMATION:

     The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                               SEGMENT INFORMATION

THREE MONTHS ENDED                                    OPERATING         INTEREST      IDENTIFIABLE      CAPITAL       DEPRECIATION/
DECEMBER 31, 2002                     NET SALES         INCOME          EXPENSE          ASSETS       EXPENDITURES    AMORTIZATION
------------------                   ------------    ------------     ------------    ------------    ------------    ------------
Power Transmission
Components                           $  3,941,900    $    202,742     $     71,356    $  7,745,140    $     33,510    $     58,067

Trailer and Implement
Components                                768,179        (170,039)          27,454       3,098,696          30,716          52,326

Corporate and Eliminations
                                     ------------    ------------     ------------    ------------    ------------    ------------
Total Omni, U.S.A., Inc.             $  4,710,079    $     32,703     $     98,810    $ 10,843,836    $     64,226    $    110,393
                                     ============    ============     ============    ============    ============    ============


THREE MONTHS ENDED
DECEMBER 31, 2002                              NET SALES
------------------                           ------------

Domestic Customers                           $  4,379,617

Foreign Customers                                 330,462
                                             ------------
Total Omni, U.S.A., Inc.                     $  4,710,079
                                             ============

                                              PROPERTY AND
DECEMBER 31, 2002                            EQUIPMENT, NET
-----------------                            --------------

Domestic                                     $    554,355

Foreign                                         1,173,315
                                             ------------
Total Omni, U.S.A., Inc.                     $  1,727,670
                                             ============

THREE MONTHS ENDED                                   INCOME FROM        INTEREST      IDENTIFIABLE      CAPITAL       DEPRECIATION/
DECEMBER 31, 2001                     NET SALES       OPERATIONS        EXPENSE          ASSETS       EXPENDITURES    AMORTIZATION
------------------                   ------------    ------------     ------------    ------------    ------------    ------------

Power Transmission
Components                           $  3,509,593    $    142,141     $     83,262    $  6,759,065    $     10,087    $     60,322

Trailer and Implement
Components                                872,472         104,533            9,884       3,131,484                          33,882

Corporate and Eliminations                                (76,986)
                                     ------------    ------------     ------------    ------------    ------------    ------------
Total Omni, U.S.A., Inc.             $  4,382,065    $    169,688     $     93,146    $  9,890,549    $     10,087    $     94,204
                                     ============    ============     ============    ============    ============    ============


THREE MONTHS ENDED
DECEMBER 31, 2001                              NET SALES
------------------                           ------------
Domestic customers                           $  3,492,752

Foreign customers                                 889,313
                                             ------------
Total Omni, U.S.A., Inc.                     $  4,382,065
                                             ============

                                              PROPERTY AND
DECEMBER 31, 2001                            EQUIPMENT, NET
                                             --------------
Domestic                                     $    643,095

Foreign                                         1,306,550
                                             ------------
Total Omni, U.S.A., Inc.                     $  1,949,645
                                             ============

                               SEGMENT INFORMATION
                                   (CONTINUED)

SIX MONTHS ENDED                                     INCOME FROM        INTEREST      IDENTIFIABLE      CAPITAL       DEPRECIATION/
DECEMBER 31, 2002                     NET SALES       OPERATIONS        EXPENSE          ASSETS       EXPENDITURES    AMORTIZATION
-----------------                    ------------    ------------     ------------    ------------    ------------    ------------
Power Transmission
Components                           $  7,432,238    $    428,336     $    147,552    $  7,745,140    $     61,695    $    117,505

Trailer and Implement
Components                              1,739,934        (146,920)          52,757       3,098,696          30,716          62,221

Corporate and Eliminations
                                     ------------    ------------     ------------    ------------    ------------    ------------
Total Omni, U.S.A., Inc.             $  9,172,172    $    281,416     $    200,309    $ 10,843,836    $     92,411    $    179,726
                                     ============    ============     ============    ============    ============    ============

SIX MONTHS ENDED
DECEMBER 31, 2002                              NET SALES
-----------------                            ------------
Domestic customers                           $  8,282,816

Foreign customers                                 889,356
                                             ------------
Total Omni, U.S.A., Inc.                     $  9,172,172
                                             ============

                                              PROPERTY AND
DECEMBER 31, 2002                            EQUIPMENT, NET
-----------------                            --------------
Domestic                                     $    554,355

Foreign                                         1,173,315
                                             ------------
Total Omni, U.S.A., Inc.                     $  1,727,670
                                             ============

SIX MONTHS ENDED                                     INCOME FROM        INTEREST      IDENTIFIABLE      CAPITAL       DEPRECIATION/
DECEMBER 31, 2001                     NET SALES       OPERATIONS        EXPENSE          ASSETS       EXPENDITURES    AMORTIZATION
-----------------                    ------------    ------------     ------------    ------------    ------------    ------------
Power Transmission
Components                           $  6,217,304    $    (39,073)    $    153,048    $  6,759,065    $     18,862    $    133,286

Trailer and Implement
Components                              1,791,098          41,182           29,458       3,131,484                          60,846

Corporate and Eliminations                               (144,896)
                                     ------------    ------------     ------------    ------------    ------------    ------------
Total Omni, U.S.A., Inc.             $  8,008,402    $   (142,787)    $    182,506    $  9,890,549    $     18,862    $    194,132
                                     ============    ============     ============    ============    ============    ============

SIX MONTHS ENDED
DECEMBER 31, 2001                              NET SALES
-----------------                            ------------
Domestic customers                           $  6,929,115
Foreign customers                               1,079,287
                                             ------------
Total Omni, U.S.A., Inc.                     $  8,008,402
                                             ============

                                              PROPERTY AND
DECEMBER 31, 2001                            EQUIPMENT, NET
-----------------                            --------------
Domestic                                     $    643,095
Foreign                                         1,306,550
                                             ------------
Total Omni, U.S.A., Inc.                     $  1,949,645
                                             ============

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

Liquidity and Capital Resources

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,524,574 at December 31, 2002. The Company had working capital of $1,570,442 as of December 31, 2002 and working capital of $1,632,585 as of June 30, 2002, a decrease of $62,143 from June 30, 2002. The decrease in working capital from June 30, 2002 was due to increases in accounts payable and accrued expenses and decreases in cash, offset by increases in inventories and accounts receivable.

         The Company had a cash balance of $447,766 as of December 31, 2002; reflecting a negative cash flow of $373,778 compared to the June 30, 2002 cash balance of $821,544. The Company's cash provided by operating activities for the six months ended December 31, 2002 of $173,232 consisted of the net income for the period, increases in accounts payable and accrued expenses offset by increases in inventories.

         The Company's cash used in investing activities for the six months ended December 31, 2002 of $117,411 consisted of net capital expenditures for the period in both operating segments.

         Net cash used by financing activities for the six months ended December 31, 2002 of $430,443 consisted primarily of payments on the line of credit and long-term debt and $42,930 spent to purchase treasury shares under the Company's stock repurchase plan.

         The Company believes that between its access to the line of credit facilities and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations and current economic conditions. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required. In response to general declines in demand and a recent economic downturn that occurred in fiscal year 2002, management initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns. The current period has shown some increases in demand and management has been able to benefit from the cost minimization efforts. Management believes that it will continue to be successful in this endeavor and it is too early to tell if the trend of increased sales will continue for the remainder of the fiscal year.

Results for the Quarter ended December 31, 2002 compared with the Quarter ended December 31, 2001

         The Company had net sales of $4,710,079 for the three months ended December 31, 2002. This represents an increase of 7% compared to the three months ended December 31, 2001 net sales of $4,382,065. Sales have increased due to the acquisition of new customers as well as increases in demand within the power transmission segment. The following table indicates the Company's net sales comparison and percentage of change for the three months ended December 31, 2002 and 2001:

                                       QUARTER                          QUARTER
                                        ENDED             %              ENDED             %            DOLLAR            %
NET SALES                              12/31/02        OF TOTAL         12/31/01        OF TOTAL        CHANGE           CHANGE
---------                            ------------    ------------     ------------    ------------    ------------    ------------

Power Transmission Components        $  3,941,900              84%    $  3,509,593              80%   $    432,307              12%

Trailer and Implement Components          768,179              16%         872,472              20%       (104,293)            (12)%
                                     ------------    ------------     ------------    ------------    ------------    ------------

Consolidated                         $  4,710,079             100%    $  4,382,065             100%   $    328,014               7%
                                     ============    ============     ============    ============    ============    ============

         Gross profit for the three months ended December 31, 2002 increased $5,293 to $1,098,156, compared to gross profit for the three months ended December 31, 2001 of $1,092,863. Gross profit as a percentage of net sales for the three months ended December 31, 2002 decreased to 23% as compared to 25% for the three months ended December 31, 2001. This decrease in profit margin was primarily due to the product mix of sales for the period and pricing incentives.

         Selling, general and administrative expenses increased $142,278 to $1,065,453 in the three months ended December 31, 2002 from $923,175 in the three months ended December 31, 2001. Selling, general and administrative expenses increased due to additional operational support required by the increased sales activity for the quarter.

         Income from operations for the Company decreased $136,985 to $32,703 for the three months ended December 31, 2002, compared to $169,688 for the three months ended December 31, 2001. This decrease is the result of reduced margins and increased operating expenses during the period.

         Interest expense increased $5,664, to $98,810 for the three months ended December 31, 2002 from $93,146 for the three months ended December 31, 2001. The increase resulted from increased borrowings associated with the Company's line of credit to meet current inventory and working capital needs.

         Other income was of $53,057 for the three months ended December 31, 2002 compared to $45,671 for the three months ended December 31, 2001. This change is principally from increased VAT refund from foreign sales.

         The Company's net income decreased $135,263 to ($13,050) or ($0.01) per share, for the three months ended December 31, 2002 compared to $122,213, or $0.10 per share, for the three months ended December 31, 2001.

Results for the Six months ended December 31, 2001 compared with the Six months ended December 31, 2000

         The Company had net sales of $9,172,172 for the six months ended December 31, 2002. This represents an increase of 15% compared to the six months ended December 31, 2001 net sales of $8,008,402. Sales have increased due to improved demand in the power transmission component segment and carryover of deliveries from the fourth quarter of fiscal year 2002. The following table indicates the Company's net sales comparison and percentage of change for the six months ended December 31, 2002 and 2001:

                                      SIX MONTHS                      SIX MONTHS
                                        ENDED             %              ENDED             %            DOLLAR            %
NET SALES                              12/31/02        OF TOTAL         12/31/01        OF TOTAL        CHANGE          CHANGE
---------                            ------------    ------------     ------------    ------------    ------------    ------------

Power Transmission Components        $  7,432,238              81%    $  6,217,304              78%   $  1,214,934              20%
Trailer and Implement Components        1,739,934              19%       1,791,098              22%        (51,164)             (3)%
                                     ------------    ------------     ------------    ------------    ------------    ------------
Consolidated                         $  9,172,172             100%    $  8,008,402             100%   $  1,163,770              15%
                                     ============    ============     ============    ============    ============    ============

         Gross profit for the six months ended December 31, 2002 increased $548,916 to $2,317,589, compared to gross profit for the six months ended December 31, 2001 of $1,768,673. Gross profit as a percentage of net sales for the six months ended December 31, 2002 increased to 25% as compared to 22% for the six months ended December 31, 2001. This increase in gross profit was primarily due to the product mix of sales for the period and a full period of cost saving initiatives taken in the first quarter of fiscal year 2002.

         Selling, general and administrative expenses increased $124,713 to $2,036,173 in the six months ended December 31, 2002 from $1,911,460 in the six months ended December 31, 2001. Selling, general and administrative expenses increased due to additional operational support required by the increased sales activity for the period.

         Income from operations for the Company increased $424,203 to $281,416 for the six months ended December 31, 2002, compared to $(142,787) for the six months ended December 31, 2001. This increase is primarily the result of increased sales and gross margin, offset by increased selling, general and administrative expenses.

         Interest expense increased $17,803, to $200,309 for the six months ended December 31, 2002 from $182,506 for the six months ended December 31, 2001. The increase resulted from increased borrowings associated with the Company's line of credit to meet current inventory and working capital needs.

         Other income was $83,323 for the six months ended December 31, 2002 compared to $23,803 for the six months ended December 31, 2001. This change primarily results from increased commission income and VAT refunds related to foreign sales.

         The Company's net income increased $425,527 to $124,037, or $0.10 per share, for the six months ended December 31, 2002 compared to a loss of $301,490, or $0.25 loss per share, for the six months ended December 31, 2001.

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

         Actual results may differ materially from those contemplated by the forward-looking statements. The Company cannot guarantee that any forward looking statement will be realized, although the Company and its management believe that it has been prudent in its plans and assumptions. Investors are further directed to the Company's documents, such as its Annual Report on Form 10-KSB, Form 10-QSB and Form 8-K filed with the Securities and Exchange Commission. Achievement of future results and these forward-looking statements involve risks and uncertainties, including but not limited to, the following:

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions required with regard to significant deficiencies and material weaknesses based on such evaluation.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

         There have been no material changes from the disclosure in the Company's Form 10-QSB for the fiscal year ended June 30, 2002.

Item 2. Change in Securities.

         From September 19 through November 14, 2002, the Company purchased a total of 36,100 treasury shares through its stock repurchase plan as further discussed in NOTE 8 for a total cost of $42,930.

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

Date: February 14, 2003                OMNI U.S.A., INC.



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



/s/ JEFFREY K. DANIEL
------------------------------------
JEFFREY K. DANIEL
CHIEF EXECUTIVE OFFICER & PRESIDENT                            FEBRUARY 14, 2003