Form 10QSB
period 2003-03-31
OMNI USA INC
filed 2003-05-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____




At May 14, 2003, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Condensed Consolidated Balance Sheets
         March 31, 2003 and June 30, 2002

Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended March 31, 2003 and March 31, 2002

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2003 and March 31, 2002

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                   ------
                                                                    March 31, 2003                June 30, 2002
                                                                     (unaudited)
                                                               -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                                    $    309,061                 $    821,544
   Accounts receivable, trade, net                                            4,597,576                    3,440,402
   Accounts receivable, related parties                                          30,437                       28,063
   Inventories, net                                                           4,024,715                    4,168,526
   Notes receivable                                                              63,810                       89,138
   Prepaid expenses                                                             191,585                      114,912
   Deferred tax assets                                                                0                       40,393
                                                               -------------------------     ------------------------

               TOTAL CURRENT ASSETS                                           9,217,184                    8,702,978
                                                               -------------------------     ------------------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,740,175                    1,812,007
                                                               -------------------------     ------------------------

OTHER ASSETS
   Primarily intangible assets, net                                             301,705                      204,265
                                                               -------------------------     ------------------------

TOTAL ASSETS                                                             $   11,259,064                $  10,719,250
                                                               =========================     ========================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                       $   3,078,227                $   3,001,120
   Lines of credit                                                            2,567,759                    2,850,270
   Accrued expenses                                                             356,705                      217,154
   Current portion of long-term debt                                          1,204,465                    1,001,849
                                                               -------------------------     ------------------------

               TOTAL CURRENT LIABILITIES                                      7,207,156                    7,070,393
                                                               -------------------------     ------------------------

LONG-TERM DEBT                                                                1,125,793                      986,604
                                                               -------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812                            6,129                        6,129
     and 1,207,912 outstanding, respectively)
   Additional paid-in capital                                                 5,372,815                    5,372,815
   Treasury Stock (55,267 and 19,167 shares, respectively)                    (100,071)                     (57,141)
   Retained earnings (deficit)                                              (2,449,031)                  (2,755,870)
   Foreign currency translation adjustment                                       96,273                       96,320
                                                               -------------------------     ------------------------

               TOTAL STOCKHOLDERS' EQUITY                                     2,926,115                    2,662,253
                                                               -------------------------     ------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  11,259,064                $  10,719,250
                                                               =========================     ========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND
                 THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                          THREE MONTHS        THREE MONTHS          NINE MONTHS       NINE MONTHS
                                                              ENDED              ENDED              ENDED              ENDED
                                                            MARCH 31,           MARCH 31,          MARCH 31,         MARCH 31,
                                                              2003                2002               2003              2002
                                                        ------------------  -----------------  -----------------  ----------------

NET SALES                                                    $  6,641,526       $  4,740,057       $ 15,813,698      $ 12,748,459

COST OF SALES                                                                      3,924,586         12,277,408        10,164,315
                                                                5,422,825
                                                        ------------------  -----------------  -----------------  ----------------
GROSS PROFIT                                                    1,218,701            815,471          3,536,290         2,584,144

OPERATING EXPENSES
            Selling, general and administrative                   971,640            733,076          3,007,813         2,644,536
                                                        ------------------  -----------------  -----------------  ----------------
OPERATING INCOME (LOSS)                                           247,061             82,395            528,477          (60,392)

OTHER INCOME (EXPENSE)
            Interest expense                                    (112,784)          (122,043)           (313,093)         (304,549)

            Other, net                                             48,525            68,242            131,848            92,045
                                                        ------------------  -----------------  -----------------  ----------------
TOTAL OTHER EXPENSE                                                                                   (181,245)         (212,540)
                                                                 (64,259)           (53,801)
                                                        ------------------  -----------------  -----------------  ----------------

INCOME TAXES                                                            -                  -                                    -
                                                                                                       (40,393)
                                                        ------------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                             $   182,802         $   28,594        $   306,839      $  (272,896)
                                                        ==================  =================  =================  ================

COMPREHENSIVE INCOME - Foreign Currency

Translation Adjustment                                                891                  -                 47               717
                                                        ------------------  -----------------  -----------------  ----------------

NET AND
COMPREHENSIVE
INCOME (LOSS)                                                 $   183,693         $   28,594         $  306,886      $  (272,179)
                                                        ==================  =================  =================  ================

BASIC EARNINGS (LOSS) PER SHARE                                $     0.15         $     0.02         $     0.26       $    (0.23)
                                                        ==================  =================  =================  ================

FULLY DILUTED EARNINGS (LOSS) PER SHARE                        $     0.15         $     0.02         $     0.26       $    (0.23)
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

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  For the nine months          For the nine months
                                                                         ended                        ended
                                                                    March 31, 2003               March 31, 2002
                                                                ------------------------     ------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                    $   306,839                $   (272,869)
                                                                ------------------------     ------------------------
       Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
             Depreciation and amortization                                      261,323                      290,000
             Deferred taxes                                                      40,393                            -
             Gain on sale of property and equipment                             (2,285)                      (5,506)
             Changes in operating assets and liabilities:
                Accounts receivable / Notes receivable                      (1,159,548)                      397,317
                Inventories                                                     143,811                      177,269
                Prepaid expenses                                               (76,675)                     (41,288)
                Accounts payable and accrued expenses                           632,867                  (1,267,883)
                                                                ------------------------     ------------------------

                   Total adjustments                                          (160,114)                    (450,091)
                                                                ------------------------     ------------------------

                   Net cash  provided (used) by operating
                      activities                                                146,725                    (722,987)
                                                                ------------------------     ------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of intangibles and other assets                           (25,364)                            -
         Expenditures for property and equipment                              (183,952)                     (30,543)
                                                                ------------------------     ------------------------

                  Net cash used by investing activities                       (209,316)                     (30,543)
                                                                ------------------------     ------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchases of treasury stock                                             (42,930)                            -
       Borrowings on long-term debt                                                   -                      250,730
       Borrowings on line of credit                                           9,378,155                    9,593,920
       Payments on line of credit                                           (9,660,666)                  (9,387,062)
       Payments on long-term debt                                             (124,404)                     (91,622)
                                                                ------------------------     ------------------------

             Net cash (used) provided by financing activities                 (449,845)                      365,966
                                                                ------------------------     ------------------------

    TRANSLATION EFFECT OF FOREIGN CURRENCIES                                       (47)                          717
                                                                ------------------------     ------------------------

    NET DECREASE IN CASH                                                      (512,483)                    (386,847)

    CASH AT BEGINNING OF PERIOD                                                 821,544                      659,101
                                                                ------------------------     ------------------------

    CASH AT END OF PERIOD                                                   $   309,061                  $   272,254
                                                                ========================     ========================

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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries in accordance with GAAP have been made.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.


2.       EARNINGS PER SHARE:

     Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the nine month and three month periods ended March 31, 2003 and 2002, the Company's weighted average shares are calculated as follows:

                                                                                    Nine Months    Nine Months
                                                  Quarter Ended     Quarter Ended   Ended March    Ended March
                                                  March 31, 2003    March 31, 2002     31, 2003       31, 2002
                                                  -------------------------------------------------------------
        Weighted average common shares
     outstanding                                       1,171,812       1,207,912      1,188,445      1,207,912

        Effect of dilution of securities:
     conversion of stock options                               -               -              -              -
                                                  -------------------------------------------------------------

        Denominator for dilutive earnings per share    1,171,812       1,207,912      1,188,445      1,207,912
                                                  =============================================================

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the nine month period ended March 31, 2003, the Company had positive net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.       MAJOR CUSTOMERS AND VENDORS:

     The Company and its subsidiaries had consolidated sales of $3,604,650 and $1,529,631 to a domestic customer for a total of 23% and 12% of consolidated sales during the nine months ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003, the Company had sales to a foreign customer amounting to $2,171,635 representing 14% of consolidated sales. The Company had sales of $1,552,896 to a domestic customer for a total of 23% of consolidated sales and $923,065 to a foreign customer for a total of 14% of sales for the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company and its subsidiaries had consolidated sales of $1,062,379 to a domestic customer for a total of 22% of consolidated sales.

     During the nine months ended March 31, 2003 the Company and its subsidiaries had consolidated purchases of $5,743,695 from two vendors for a total of 61% of consolidated purchases. During the nine months ended March 31, 2002, the Company and its subsidiaries had consolidated purchases of $3,526,213 from one vendor for a total of 35% of consolidated purchases. During the quarter ended March 31, 2003, the Company and its subsidiaries had consolidated purchases of $2,624,024 from two vendors for a total of 66% of consolidated purchases. During the quarter ended March 31, 2002, the Company and its subsidiaries had consolidated purchases of $1,603,013 from one vendor for a total of 41% of consolidated purchases.


4.       PURCHASE OF ASSETS:

     In December 2002, the Company purchased all the assets of Champion Gear, including customer and market information and all rights under a product distribution agreement for $75,000 due in three installments, forgiveness of notes receivable of $25,328 and settlement of all claims made by and counterclaims against the Company. The purchase has been recorded in other assets. Omni has made the first payment of $25,000 in December 2002 and as of March 31, 2003 the remaining obligation of $50,000 has been reflected in accrued expenses.


5.       REVOLVING LINES OF CREDIT AND LONG-TERM DEBT:

     The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2003, bears interest at prime plus 1%-2% depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. At June 30, 2002, the Company was not in compliance with the required minimum nine months earnings requirement. At March 31, 2003, the Company was in compliance with its minimum financial reporting covenants.

     The Company also maintains a line of credit with a foreign financial institution which provides for maximum borrowings of $750,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $194,278 and $187,325 at March 31, 2003 and June 30, 2002, respectively. The line of credit matures November 30, 2003 and bears interest at 5.625%.

     In the fiscal quarter ended December 31, 2002, the Company effectively restructured a note payable to HAAS Automation which reclassified $47,008 of the liability as long-term which was previously classified as current. The new terms are monthly payments of $5,740 for 5 years including interest at 8% with a balance as of March 31, 2003 of $243,422.

     During the quarter ended March 31, 2003, the Company refinanced $466,209 of trade accounts payable into a note payable to the vendor. The non-interest bearing note is payable at 10% of the value of each invoice for subsequent purchases, with expected minimum future purchases of $2 million per year, until the note is repaid.

6.       INCOME TAXES

     The difference between the effective rate of income tax expense at March 31, 2003 and 2002 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are due to the utilization of net operating losses which were fully reserved by the valuation allowance in previous periods.


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

9.       OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; Shanghai, China; and Hong Kong. The Company has extended the Houston lease for $8,500 per month through June 2005.

10.      LITIGATION AND CONTINGENCIES

     The Company continues to aggressively protect its trademarks. From time to time the Company files suit to enforce its trademark and other intellectual property. Historically, the Company has been successful in preventing others from using Omni's trademarks or trade dress or in seeking other relief.

SEGMENT INFORMATION:

11. The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment.

                              SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES     INCOME     INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2003                             (LOSS) FROM   EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
                                           OPERATIONS
--------------------------------------------------------------------------------------------------------------
Power Transmission             $5,759,865     $ 300,518   $ 74,602   $ 8,174,070       $84,635         $58,639
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             881,661      (53,457)     38,182     3,084,994         6,906          22,958
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $6,641,526     $ 247,061   $112,784   $11,259,064       $91,541         $81,597

==============================================================================================================

------------------------------------------------                ----------------------------------------------
THREE MONTHS ENDED                   NET SALES                                                PROPERTY AND
MARCH 31, 2003                                                  MARCH 31, 2003               EQUIPMENT, NET
------------------------------------------------                ----------------------------------------------
Domestic Customers                  $ 5,619,328                 Domestic                          $   538,153
------------------------------------------------                ----------------------------------------------
Foreign Customers                     1,022,198                 Foreign                             1,202,022
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.            $ 6,641,526                 Total Omni, U.S.A., Inc.          $ 1,740,175
================================================                ==============================================

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES     INCOME     INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2002                             (LOSS) FROM   EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
                                           OPERATIONS
--------------------------------------------------------------------------------------------------------------
Power Transmission             $3,826,249    $  200,091    $88,609    $ 6,968,865      $  9,317     $   59,808
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             913,808     (117,696)     33,434      3,491,919         2,364         25,641
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $4,740,057     $  82,395   $122,043    $10,460,784      $ 11,681     $   85,449
==============================================================================================================

----------------------------------------------               -------------------------------------------------
THREE MONTHS ENDED               NET SALES                                                  PROPERTY AND
MARCH 31, 2002                                               MARCH 31, 2002                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $ 4,619,266                Domestic                              $  611,408
----------------------------------------------               -------------------------------------------------
Foreign customers                     120,791                Foreign                                1,259,846
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $ 4,740,057                Total Omni, U.S.A., Inc.             $ 1,871,254
==============================================               =================================================

                              SEGMENT INFORMATION
                                  (CONTINUED)

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES     INCOME     INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2003                             (LOSS) FROM   EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
                                           OPERATIONS
--------------------------------------------------------------------------------------------------------------
Power Transmission            $13,192,103    $  728,856   $222,152    $8,174,070     $ 146,330      $  175,936
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           2,621,595     (200,379)     90,941     3,084,994        37,622          85,387
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $15,813,698    $  528,477   $313,093  $ 11,259,064    $  183,952      $  261,323
==============================================================================================================


----------------------------------------------               -------------------------------------------------
NINE MONTHS ENDED                NET SALES                                                  PROPERTY AND
MARCH 31, 2003                                               MARCH 31, 2003                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers               $ 13,882,699                Domestic                             $    538,153
----------------------------------------------               -------------------------------------------------
Foreign customers                   1,930,999                Foreign                                 1,202,022
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.         $ 15,813,698                Total Omni, U.S.A., Inc.             $  1,740,175
==============================================               =================================================

--------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED              NET SALES     INCOME     INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
MARCH 31, 2002                             (LOSS) FROM   EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
                                           OPERATIONS
--------------------------------------------------------------------------------------------------------------
Power Transmission            $10,043,553     $  16,122   $241,657    $ 6,968,865      $ 28,179    $   203,513
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           2,704,906      (76,514)     62,892      3,491,919         2,364         86,487
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $12,748,459    $ (60,392)   $304,549    $10,460,784     $  30,543     $  290,000
==============================================================================================================

----------------------------------------------               -------------------------------------------------
NINE MONTHS ENDED                NET SALES                                                  PROPERTY AND
MARCH 31, 2002                                               MARCH 31, 2002                EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $11,548,381                Domestic                            $    611,408
----------------------------------------------               -------------------------------------------------
Foreign customers                   1,200,078                Foreign                                1,259,846
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $12,748,459                Total Omni, U.S.A., Inc.             $ 1,871,254
==============================================               =================================================

Item 3.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Liquidity and Capital Resources
-------------------------------

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,567,759 at March 31, 2003. The Company had working capital of $2,010,028 as of March 31, 2003 and working capital of $1,632,586 as of June 30, 2002, an increase of $377,442 from June 30, 2002. The increase in working capital from June 30, 2002 was due to increases in accounts receivable and decreases in lines of credit offset by increases in accounts payable and accrued expenses.

         The Company had a cash balance of $309,061 as of March 31, 2003; reflecting a negative cash flow of $512,483 compared to the June 30, 2002 cash balance of $821,544. The Company's cash provided by operating activities for the nine months ended March 31, 2003 of $146,725 consisted of the net income for the period.

         The Company's cash used in investing activities for the nine months ended March 31, 2003 of $209,316 consisted of net capital expenditures for the period in both operating segments.

         Net cash used by financing activities for the nine months ended March 31, 2003 of $449,845 consisted primarily of payments on the line of credit and long-term debt and $42,930 spent to purchase treasury shares under the Company's stock repurchase plan.

         The Company believes that between its access to the line of credit facilities and its ability to generate funds internally, it has adequate capital resources to meet its working capital requirements for the foreseeable future, given its current working capital requirements, known obligations, and assuming current levels of operations. In addition, the Company believes that it has the ability to raise additional financing in the form of debt or equity to fund additional capital expenditures and operations, if required. In response to general declines in demand and a recent economic downturn that occurred in fiscal year 2002, management initiated measures to minimize costs and scale down activities to match decreases in sales until such demand returns. The current period has shown some increases in demand and management has been able to benefit from the cost minimization efforts. Management believes that it will continue to be successful in this endeavor; however it is too early to tell if the trend of increased sales will continue for the remainder of the fiscal year.

Results for the Quarter ended March 31, 2003 compared with the Quarter ended
----------------------------------------------------------------------------
March 31, 2002
--------------

         The Company had net sales of $6,641,526 for the three months ended March 31, 2003. This represents an increase of 40% compared to the three months ended March 31, 2002 net sales of $4,740,057. Net sales of the Power Transmission Components segment have increased through organic growth and relationships with new customers while the Trailer and Implement Components segment continues to see a constriction in the market, effecting sales negatively. The following table indicates the Company's net sales comparison and percentage of change for the three months ended March 31, 2003 and 2002:

------------------------------------------------------------------------------------------------------------
                                       QUARTER        %       QUARTER        %         DOLLAR         %
                                        ENDED                  ENDED
NET SALES                              03/31/03   OF TOTAL    03/31/02   OF TOTAL      CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components         $ 5,759,865       87%  $ 3,826,249       80%    $ 1,933,616       51%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          881,661       13%      913,808       20%       (32,147)      (4%)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Consolidated                          $ 6,641,526      100%  $ 4,740,057      100%    $ 1,901,469       40%
------------------------------------------------------------------------------------------------------------

         Gross profit for the three months ended March 31, 2003 increased $403,230 to $1,218,701, compared to gross profit for the three months ended March 31, 2002 of $815,471. Gross profit as a percentage of net sales for the three months ended March 31, 2003 increased to 18% as compared to 17% for the three months ended March 31, 2002. This increase in profit margin was primarily due to the product mix of sales for the period to existing and new customers.

         Selling, general and administrative expenses increased $238,564 to $971,640 in the three months ended March 31, 2003 from $733,076 in the three months ended March 31, 2002. Selling, general and administrative expenses increased due to additional operational support required by the increased sales activity for the quarter.

         Income from operations for the Company increased $164,666 to $247,061 for the three months ended March 31, 2003, compared to $82,395 for the three months ended March 31, 2002. This increase is the result of increased margins and sales during the period.

         Interest expense decreased $9,259, to $112,784 for the three months ended March 31, 2003 from $122,043 for the three months ended March 31, 2002. The decrease resulted from decreased borrowings on the Company's line of credit as a result of utilizing cash from operations to repay the line of credit.

         Other income was of $48,525 for the three months ended March 31, 2003 compared to $68,242 for the three months ended March 31, 2002. This change is principally from decreased VAT refund from foreign sales.

         The Company's net and comprehensive income increased $155,099 to $183,693 or $0.15 per share, for the three months ended March 31, 2003 compared to $28,594, or $0.02 per share, for the three months ended March 31, 2002.

Results for the Nine months ended March 31, 2003 compared with the Nine months
------------------------------------------------------------------------------
ended March 31, 2002
--------------------

         The Company had net sales of $15,813,698 for the nine months ended March 31, 2003. This represents an increase of 24% compared to the nine months ended March 31, 2002 net sales of $12,748,459. As stated above, net sales of the Power Transmission Components segment have increased through organic growth and relationships with new customers while the Trailer and Implement Components segment continues to see a constriction in the market, effecting sales negatively. The following table indicates the Company's net sales comparison and percentage of change for the nine months ended March 31, 2003 and 2002:

------------------------------------------------------------------------------------------------------------
                                     NINE MONTHS      %      NINE MONTHS      %        DOLLAR         %
                                        ENDED                   ENDED
NET SALES                              03/31/03   OF TOTAL    03/31/02    OF TOTAL     CHANGE      CHANGE
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components        $ 13,192,103       83%   $10,043,553       79%   $ 3,148,550       31%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components        2,621,595       17%     2,704,906       21%      (83,311)      (3%)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Consolidated                         $15,813,698       100%   $12,748,459      100%   $ 3,065,239       24%
------------------------------------------------------------------------------------------------------------

         Gross profit for the nine months ended March 31, 2003 increased $952,146 to $3,536,290, compared to gross profit for the nine months ended March 31, 2002 of $2,584,144. Gross profit as a percentage of net sales for the nine months ended March 31, 2003 increased to 22% as compared to 20% for the nine months ended March 31, 2002. This increase in gross profit was primarily due to the product mix of sales for the period to existing and new customers.

         Selling, general and administrative expenses increased $363,277 to $3,007,813 in the nine months ended March 31, 2003 from $2,644,536 in the nine months ended March 31, 2002. Selling, general and administrative expenses increased due to additional operational support required by the increased sales activity for the period.

         Income from operations for the Company increased $588,869 to $528,477 for the nine months ended March 31, 2003, compared to the loss from operations of $(60,392) for the nine months ended March 31, 2002. This increase is primarily the result of increased sales and gross margin, offset by increased selling, general and administrative expenses.

         Interest expense increased $8,544, to $313,093 for the nine months ended March 31, 2003 from $304,549 for the nine months ended March 31, 2002. The increase resulted from increased average borrowings associated with the Company's line of credit to meet current inventory and working capital needs.

         Other income was $131,848 for the nine months ended March 31, 2003 compared to $92,045 for the nine months ended March 31, 2002. This change primarily results from increased commission income and VAT refunds related to foreign sales.

         The Company's net and comprehensive income increased $579,065 to $306,886, or $0.26 per share, for the nine months ended March 31, 2003 compared to a loss of $(272,179), or $(0.22) per share, for the nine months ended March 31, 2002.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

        There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2002.

Item 2.  Change in Securities.
         ---------------------

        From September 19 through November 14, 2002, the Company purchased a total of 36,100 treasury shares through its stock repurchase plan, as further discussed in NOTE 8, for a total cost of $42,930.


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

         None.

Item 7.  Controls and Procedures.
         ------------------------

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

Date:  May 14, 2003                 OMNI U.S.A., INC.




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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fully complies with the requirements of Exchange Act Section 13(a) and 15 (d) and fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



/s/ JEFFREY K. DANIEL
------------------------------------
JEFFREY K. DANIEL
CHIEF EXECUTIVE OFFICER & PRESIDENT                               MAY 14, 2003