Form 10KSB
period 2003-06-30
OMNI USA INC
filed 2003-09-29
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                         COMMISSION FILE NUMBER: 0-17493


                                OMNI U.S.A., INC.
                              (Name of Registrant)


         NEVADA                                        88-0237223
------------------------                    ---------------------------------
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

                              YES [X]      NO [ ]


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $ 19,963,387.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 22, 2003 was approximately $1,350,000 based on quoted sales on the Over The Counter (OTC) Bulletin Board on such date.

         The number of shares of the Registrant's common stock outstanding as of September 22, 2003 was 1,171,812.

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

         Effective July 1, 1988, Ed Daniel, the then sole shareholder, exchanged all of the outstanding stock of Omni-Washington for 6,650,000 shares of voting Common Stock of Triste Corporation, a Nevada corporation incorporated in 1988 ("Triste"), giving him a 42.5% interest in Triste. Triste thereafter changed its name to Omni U.S.A., Inc. ("Omni" or the "Company").

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

         On October 1, 1996, the Company acquired 100% of the common stock of Butler Products Corporation ("Butler"). Consideration paid to the shareholders of Butler included $225,000 in cash, $500,000 in junior subordinated notes. Located in Butler, Kentucky, Butler is a long-standing manufacturer of jack and trailer products typically sold to manufacturers and distributors of heavy-duty trailers.

         Commencing July 1, 1997, all towing products designed, developed, manufactured and sold by the Company are marketed under the "Butler" name and associated trademarks; all power transmission products designed, developed, manufactured and sold by the Company are marketed under the "Omni Gear" name and associated trademarks.

         On July 16, 1999, Butler acquired the assets of Piecemaker, Inc. ("Piecemaker"), a manufacturer of horse, agricultural and utility trailer components located in Madill, Oklahoma. Subsequent to the Piecemaker acquisition, Butler consolidated its small jack and coupler manufacturing facilities with that of Piecemaker in Madill, OK. During fiscal year 2003, Piecemaker divested itself of approximately $253,000 in inventory held for resale but not manufactured by Piecemaker.

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

         Products

         OMNI GEAR

         Power Transmission Components. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 83% and 79% of the Company's revenues in fiscal years 2003 and 2002.

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

         BUTLER

         Trailer and Implement Components. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Butler's Oklahoma facility manufactures component parts for horse, livestock and utility trailers. Their products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 17% and 21% of the Company's net sales in fiscal years 2003 and 2002.

         New Products. The Company continues to improve its products and expand product application. Currently, the Company is designing gearboxes to expand its agricultural, universal, bevel, irrigation, planetary, commercial turf and mobile utility geardrive product lines and Butler product lines.

         Product Manufacturing

         Current Manufacturing Arrangements. A majority of the Company's geardrives are assembled incorporating raw materials and components manufactured or produced in China by four manufacturers, some of whom the Company has been doing business with since 1980. The Company believes that these manufacturers can be relied upon to provide a reliable source of quality manufactured goods for the foreseeable future. The Company and certain manufacturers have from time to time memorialized their working relationships in written memoranda. In the Company's experience, business relationships in China are not established and are not governed by written agreements of contract, and the Chinese legal system is not sufficiently developed to provide for the enforcement of contracts or remedies to an aggrieved party in the event of a breach of contract. Rather, business in China is conducted primarily upon the basis of personal relationships among the parties, and commercial disputes are resolved almost entirely through negotiation. The Company believes that it has established solid working relationships with these factories. These relationships are and will continue to be critical to the Company's ability to obtain quality manufactured products on acceptable terms.

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

         The Company previously had a long time distribution agreement with Champion Gear. In December 2002, the Company purchased all the assets of Champion Gear, including customer and market information and all rights under the product distribution agreement for $75,000, forgiveness of notes receivable of $25,328 and settlement of all claims made by and counterclaims against the Company. The purchase has been recorded in other assets.

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

         Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,755,000 in inventory at the Houston, Texas facility, approximately $223,000 at the Butler, Kentucky facility, approximately $730,000 at the Madill, Oklahoma facility, approximately $828,000 at the Shanghai, China facility, approximately $126,000 in Brazil and approximately $352,000 in transit. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities. The Company forecasts sales 12 months in advance and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory. The Company expects that current inventory and production levels in the next fiscal year will adequately supply product to fulfill the Company's backlog of orders.

         As of June 30, 2003, the Company's backlog was approximately $6,773,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule. The Company believes that virtually its entire backlog is shippable in the next fiscal year.

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

         Other

         Employment. The Company currently employs approximately one hundred ninety-four persons worldwide; (i) one hundred forty-four by Shanghai Omni Gear,
(ii) eighteen at the Company's Houston, Texas facility, (iii) twenty-three at the Company's facilities in Butler, Kentucky, and (iv) nine at the Company's facility in Madill, OK. Fifteen of Butler's thirty-two employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

         Research and Development. The Company currently employs two full-time engineers who design products to meet new customer specification or applications and to make refinements in product manufacturing processes and product quality. Research and development expenses, unless otherwise specified, are reflected in the Company's financial statements as part of operating expenses.

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

         The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from Phenix Investment Company, a real estate investment company located in Houston, Texas under a long-term lease expiring July 2005, at a rate of $8,500 per month.

         Butler owns a 35,000 sq. ft. manufacturing facility in Butler, Kentucky and leases a combination office/warehouse of approximately 20,000 sq. ft. in Madill, Oklahoma under a long-term lease expiring July 2004, at a rate of $5,700 per month, less $1,425 for a sublease of 6,000 sq.ft.

         Shanghai Omni Gear leases buildings in a manufacturing complex containing approximately 130,000 square feet pursuant to a 30-year lease at a rate of approximately $10,000 per month. The existing space is sufficient for the activities currently conducted there; however, Shanghai Omni Gear has the ability to acquire additional space in the complex if needed to expand future operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock trades on the NASDAQ Over-The-Counter tier of the NASDAQ Stock Market under the symbol "OUSA".

         The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market (amounts have been restated to account for the reverse stock split):


         Quarter Ending                Low                  High
         --------------                ---                  ----

           06/30/01                    0.84                 1.98

           09/30/01                    1.00                 1.73

           12/31/01                    0.78                 1.12

           03/31/02                    0.75                 0.97

           06/30/02                    0.86                 1.16

           09/30/02                    0.55                 1.20

           12/31/02                    0.25                 1.05

           03/31/03                    0.25                 0.35

           06/30/03                    0.35                 1.01


         On September 10, 2002, the Company received notification from NASDAQ that the Company's stock would be removed from the NASDAQ listing as Omni's share price had fallen below the minimum required ask price of $1.00 per share and as the Company's Minimum Value of Publicly Held Securities had fallen below the minimum of $1,000,000. On September 10, 2002, The Board of Directors approved a stock repurchase plan to repurchase up to 500,000 shares of Omni stock in efforts to improve its stock price in response to the notification received from NASDAQ noted above and in consideration that the Company's common stock represents and unusual value given the Company's overall business and value. In fiscal year 2003, the Company repurchased 36,100 shares of Omni stock.

         As of September 22, 2003, the closing price of the Company's Common Stock was $1.70 per share. As of June 30, 2003, there were approximately 550 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative retained deficit of $2,391,717 as of June 30, 2003; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Liquidity and Capital Resources

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,740,030 at June 30, 2003. The Company had working capital of $2,108,437 as of June 30, 2003 and $1,632,585 as of June 30, 2002; an increase of $475,852 during the fiscal year ended June 30, 2003. The change in working capital was due primarily to increases in accounts receivable and decreases in accounts payable and borrowings on the Company's lines of credit and current notes payable, which were offset by decreases in inventory and increases in accrued expenses in the fiscal year ended June 30, 2003.

         The Company's had negative cash flow of $112,314 which resulted in a cash balance of $709,230 at the year ended June 30, 2003, compared to the June 30, 2002 cash balance of $821,544. The negative cash flow was generated by increases in payments to the line of credit and notes payable.

         The inventory balance as of June 30, 2003 was $4,014,108; a decrease of $154,418 compared to the June 30, 2002 inventory of $4,168,526. Inventories have decreased from the prior year end in due to Piecemaker selling approximately $253,000 in inventory held for resale but not manufactured by Piecemaker.

         The Company's cash used in investing activities for the year ended June 30, 2003 of $(355,792) consisted primarily of capital expenditures for fixed assets and the acquisition of other assets from Champion Gear, compared to $50,956 for the year ended June 30, 2002. This increase is mostly attributed to Shanghai Omni Gear's need to increase manufacturing capacity to keep production parallel with our customers' demands. The Company believes that its present facilities and planned capital expenditures are sufficient to provide adequate capacity for operations in the next fiscal year.

         Net cash used from financing activities for the year ended June 30, 2003 of ($659,275) consisted of net payments on the revolving line of credit of $110,240, payments on long-term debt of $506,105 and purchases of treasury stock of $42,930.

         The Company's current ratio was 1.31 as of June 30, 2003, which is an 7% increase when compared to the June 30, 2002 current ratio of 1.23.

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

         Results of Operations

         Fiscal year ended June 30, 2003, compared to fiscal year ended June 30, 2002. The Company's business is cyclical and dependent on industrial spending levels and is impacted by the strength of the economy and other factors. The Company had net sales of $19,963,387 for the year ended June 30, 2003. This represents an increase of 11% compared to the year ended June 30, 2002 net sales of $18,051,928. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2003 and 2002:

         --------------------------------------------------------------------------------------------------------------
                                                YEAR ENDED        %       YEAR ENDED      %          DOLLAR        %
         NET SALES                                6/30/03      OF TOTAL     6/30/02    OF TOTAL      CHANGE     CHANGE
         --------------------------------------------------------------------------------------------------------------
         Power Transmission Components          $ 16,530,045       83%    $14,236,785      79%    $ 2,293,260      16%
         --------------------------------------------------------------------------------------------------------------
         Trailer and Implement Components          3,433,342       17%      3,815,143      21%       (381,801)    (10%)
         --------------------------------------------------------------------------------------------------------------
         Consolidated                           $ 19,963,387      100%    $18,051,928     100%    $ 1,911,459      11%
         ==============================================================================================================

The increase was primarily due to increased sales volume from new customers.

         Gross profit for the year ended June 30, 2003 increased $1,101,360 to $4,432,942, compared to gross profit for the year ended June 30, 2002 of $3,331,582. The increase in gross profit is due primarily to the increase in sales. Gross profit as a percentage of net sales was 22% for the year ended June 30, 2003, compared with 18% for the year ended June 30, 2002. This change in gross margin percentage is primarily attributable to improved product mix of sales for the year with higher margins and bulk purchase pricing incentives providing decreasing costs.

         Selling, general and administrative expenses increased $505,913 to $3,981,376 in the year ended June 30, 2003 from $3,475,463 in the year ended June 30, 2002. Selling, general and administrative expenses as a percentage of sales were 19% for both years ended June 30, 2003 and 2002. The increases in selling, general and administrative expenses are due to increased sales..

         Income (loss) from operations for the Company increased $595,447 to $451,566 for the year ended June 30, 2003, compared to ($143,881) for the year ended June 30, 2002. This increase is primarily the result of increased sales volumes in the year ended June 30, 2003.

         Interest expense increased $27,017, to $420,027 for the year ended June 30, 2003 from $393,010 for the year ended June 30, 2002. The increase resulted from increased borrowings occurring within the year which was partially offset by declining interest rates and favorable terms on new and refinanced debt.

         Other income (expense) was income of $363,921 for the year ended June 30, 2003 compared to an income of $69,009 for the year ended June 30, 2002. The change was mostly attributable to the VAT refund in the Shanghai manufacturing facility.

         The Company's net income increased $824,873 to $364,153, or $0.31 per share, for the year ended June 30, 2003 compared to ($460,720), or ($0.38) per share, for the year ended June 30, 2002.

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

ITEM 7.  FINANCIAL STATEMENTS



                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056




                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.



                                      /s/ HARPER & PEARSON COMPANY



Houston, Texas
September 23, 2003

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                                     ASSETS

                                                                         2003                   2002
                                                                     ------------           ------------
CURRENT ASSETS
   Cash                                                              $   709,230           $    821,544
   Accounts receivable, trade, net                                      3,891,727              3,440,402
   Accounts receivable, related parties                                    29,167                 28,063
   Inventories, net                                                     4,014,108              4,168,526
   Notes receivable, trade                                                 63,810                 89,138
   Prepaid expenses                                                       224,049                114,912
   Deferred tax assets                                                          -                 40,393
                                                                     ------------           ------------

               TOTAL CURRENT ASSETS                                     8,932,091              8,702,978
                                                                     ------------           ------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                            1,706,669              1,812,007
                                                                     ------------           ------------


OTHER ASSETS - primarily intangible assets, net                           330,248                204,265
                                                                     ------------           ------------

TOTAL ASSETS                                                         $ 10,969,008           $ 10,719,250
                                                                     ============           ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $  2,805,776           $  3,001,120
   Revolving line of credit                                             2,740,030              2,850,270
   Accrued expenses                                                       458,244                217,154
   Current portion of notes payable                                       819,604              1,001,849
                                                                     ------------           ------------

               TOTAL CURRENT LIABILITIES                                6,823,654              7,070,393
                                                                     ------------           ------------

NOTES PAYABLE                                                           1,161,953                986,604
                                                                     ------------           ------------

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812  and                 6,129                  6,129
   1,207,912 shares outstanding, respectively)
   Additional paid-in capital                                           5,372,815              5,372,815
   Treasury stock (55,267 and 19,167 shares respectively)               (100,071)               (57,141)
   Retained deficit                                                   (2,391,717)            (2,755,870)
   Foreign currency translation adjustment                                 96,245                 96,320
                                                                     ------------           ------------

               TOTAL STOCKHOLDERS' EQUITY                               2,983,401              2,662,253
                                                                     ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                            $ 10,969,008           $ 10,719,250
                                                                     ============           ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                            2003                 2002
                                                                        -------------        -------------
NET SALES                                                               $  19,963,387        $  18,051,928


COST OF SALES                                                             (15,530,445)         (14,720,346)
                                                                        -------------        -------------


      Gross Profit                                                          4,432,942            3,331,582
                                                                        -------------        -------------


OPERATING EXPENSES
   Selling, general and administrative                                     (3,981,376)          (3,475,463)
                                                                        -------------        -------------


      Operating income (loss)                                                 451,566            (143,881)

OTHER INCOME (EXPENSE)
   Commission income, net                                                       9,086                7,162
   Interest expense                                                          (420,027)            (393,010)
   Other, net                                                                 363,921               69,009
                                                                        -------------        -------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                                       404,546             (460,720)

INCOME TAX EXPENSE                                                             40,393                    -
                                                                        -------------        -------------
NET INCOME (LOSS)                                                             364,153             (460,720)
                                                                        -------------        -------------
LOSS ON FOREIGN CURRENCY TRANSLATION ADJUSTMENT
                                                                                  (75)                (628)
                                                                        -------------        -------------
COMPREHENSIVE INCOME (LOSS)                                             $     364,078        $    (461,348)
                                                                        =============        =============

BASIC INCOME (LOSS) PER SHARE                                           $        0.31        $       (0.38)
                                                                        =============        =============

DILUTED INCOME (LOSS) PER SHARE                                         $        0.31        $       (0.38)
                                                                        =============        =============

See accompanying notes.

                        OMNI U.S.A INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                       Common Stock
                                     ------------------
                                      Number               Additional                             Foreign
                                     of Shares              Paid-In     Treasury     Retained     Currency
                                    Outstanding  Amount     Capital      Stock        Deficit    Adjustment    Total
                                     ---------------------------------------------------------------------------------
Balance, June 30, 2001               1,207,912   $6,129   $5,372,815   $(57,141)   $(2,295,150)   $96,948   $3,123,601

Net Loss                                                                              (460,720)               (460,720)

Unrealized loss on foreign
  currency translation adjustment                                                                    (628)        (628)
                                     ---------------------------------------------------------------------------------

Balance, June 30, 2002               1,207,912    6,129    5,372,815    (57,141)    (2,755,870)    96,320    2,662,253

Treasury Stock Repurchased             (36,100)                         (42,930)                               (42,930)

Net Income                                                                             364,153                 364,153

Unrealized loss on foreign
  currency translation adjustment                                                                     (75)         (75)
                                     ---------------------------------------------------------------------------------

Balance, June 30, 2003               1,171,812   $6,129   $5,372,815  $(100,071)   $(2,391,717)   $96,245   $2,983,401
                                     =================================================================================

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                     2003                  2002
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                               $    364,153         $   (460,720)
                                                                                  ------------         ------------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and Amortization                                                  363,605              350,514
        Deferred tax expense                                                            40,393                    -
        Loss on disposal of assets                                                       4,542                3,511
        Changes in operating assets and liabilities:
              Accounts and Notes receivable                                           (427,101)             (35,692)
              Inventories                                                              154,418              817,384
              Prepaid expenses                                                        (109,137)              (6,688)
              Accounts payable and accrued expenses                                    511,955             (610,064)
                                                                                  ------------         ------------
                Total adjustments                                                      538,675              518,965
                                                                                  ------------         ------------

                Net cash provided by operating
                  activities                                                           902,828               58,245
                                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (224,320)             (50,956)
  Acquisition of other assets                                                         (131,472)                   -
                                                                                  ------------         ------------

                Net cash used by investing activities                                 (355,792)             (50,956)
                                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on lines of credit                                       14,410,218           13,678,044
  Payments on line of credit                                                       (14,520,458)         (13,598,935)
  Proceeds from borrowings on notes payable                                                  -              253,727
  Purchase of Treasury Stock                                                           (42,930)                   -
  Payments on notes payable                                                           (506,105)            (177,054)
                                                                                  ------------         ------------

                Net cash (used) provided by financing
                  activities                                                          (659,275)             155,782
                                                                                  ------------         ------------

Loss on foreign currency translation adjustment                                            (75)                (628)
                                                                                  ------------         ------------
NET (DECREASE) INCREASE IN CASH                                                       (112,314)             162,443

CASH AT BEGINNING OF PERIOD                                                            821,544              659,101
                                                                                  ------------         ------------
CASH AT END OF PERIOD                                                             $    709,230         $    821,544
                                                                                  ============         ============

See accompanying notes.

NOTE 1        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

              Principles of Consolidation - Omni U.S.A., Inc. (the Company) is incorporated in the state of Nevada. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Omni U.S.A., Inc. (a Washington Company), Omni Resources, Ltd. (a Hong Kong Corporation), Butler Products Corporation (a Kentucky Corporation) and Omni Gear de Brazil (a Brazilian Company). The financial statements of Omni Resources, Ltd. include the activity of its wholly-owned subsidiary, Shanghai Omni Gear Co., Ltd. located in Shanghai, China. All material inter-company transactions and balances have been eliminated in consolidation.

              Organization and Business - The Company designs, develops, manufactures and distributes power transmission components and trailer and implement components, used primarily for agricultural, material handling, mobile off-highway and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified domestic or foreign manufacturers of products, (in the case of contract manufacturing) contracting with such manufacturers, and distribution to an ultimate third party customer. The Company also self-produces products using both domestic and foreign components. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States. In 2002, the Company formed Omni Gear de Brazil to distribute its products in Brazil and South America. Currently, its operations have been minimal and limited to sales to primarily one customer.

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

              Warranties - The Company's policy for warranties stipulates that Omni Gear's products and Butler Products' products are warranted to be free of defects in material and workmanship and to meet Omni Gear's and Butler Products' specifications at the time of sale. The Company accounts for warranties by accruing a liability for warranty provision based on the Company's historical analysis of warranty costs. To date, however, actual return rates have been very low and incremental costs associated with those returns have been historically immaterial to the Company. The Company has a policy for sales returns, whereby the customer may apply for and be granted the right to return product for warranty consideration. Once returned, the product is inspected for warranty qualification and, if granted, warranty work is performed and the product generally returned to the customer.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $560,493 and $130,548 in 2003 and 2002, respectively.

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

              As of June 30, 2003, one customer accounted for 28% of consolidated receivables. As of June 30, 2002 one customer accounted for 19% of consolidated receivables.

              Notes receivable result from sales made with extended credit terms and are payable in monthly installments and carry interest.

              The Company has inventory located in China of approximately $827,846 and $615,680 at June 30, 2003 and 2002, respectively and
              Brazil of approximately $125,831 at June 30, 2003.

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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Intangible Assets and Organizational Costs - Intangible assets consist of goodwill from the Butler Products acquisition, engineering plans, designs, trademarks and patents. Amortization is provided on a straight-line basis over five to fifteen year periods. The Company adopted SFAS No. 142 effective July 1, 2001. At June 30, 2003 and 2002, the Company had $168,000 in intangible goodwill that will no longer be amortized under this statement. Management believes that there is no impairment to goodwill at June 30, 2003 and 2002.

              Foreign Currency Translation - There are significant operations in Mainland China and some operations in Brazil; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong in which the functional currency is that of the foreign location. Income and expense amounts are translated at the average rates of exchange for the periods. These translation adjustments are reported separately as a component of stockholders' equity. Current year changes are included in comprehensive income.

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

              Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 2003 and 2002 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates. As of June 30, 2003 and 2002, the Company does not have any derivatives and has experienced no impact from adoption of SFAS No. 133.

              Other income - Other income includes value added tax subsidies received from the Chinese government for export sales outside of China as well as income received from sales of scrap inventory and gains and losses on the sales of assets.

              New Accounting Pronouncements -

              In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS
              146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs and recognition of liabilities associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. For an exit activity initiated under an exit plan prior to the initial application of SFAS 146, prior generally accepted accounting principles continue to apply. The adoption of SFAS 146 did not have a material impact on the consolidated financial statements.

              In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company anticipates no material impact on the consolidated financials from adoption of SFAS 148.

              In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This Statement prescribes how an issuer classifies and measures certain financial instruments. Financial instruments within the scope of SFAS 150 are required to be classified as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company July 1, 2003. There was no impact to the Company from adopting SFAS 150.

NOTE 2        ACQUISITIONS AND DISPOSITIONS OF ASSETS

              The Company previously had a long time distribution agreement with Champion Gear. In December 2002, the Company purchased all the assets of Champion Gear, including customer and market information and all rights under the product distribution agreement for $75,000, forgiveness of notes receivable of $25,328 and settlement of all claims made by and counterclaims against the Company. The purchase has been recorded in other assets.

NOTE 3        ACCOUNTS RECEIVABLE

              Accounts receivable at June 30 consisted of the following:

                                                                  2003                 2002
                                                               ----------           ----------
              Accounts receivable, trade                       $4,127,126           $3,579,109
              Allowance for doubtful accounts                    (235,399)            (138,707)
                                                               ----------           ----------
                                                               $3,891,727           $3,440,402
                                                               ==========           ==========

NOTE 4        INVENTORIES

              Inventories at June 30 consisted of the following:

                                                                  2003                 2002
                                                               ----------           ----------
              Raw materials                                    $  225,106           $  279,384
              Work in process                                     225,634              113,457
              Finished goods                                    3,684,368            3,825,685
              Reserve for obsolete inventory                     (121,000)             (50,000)
                                                               ----------           ----------
                                                               $4,014,108           $4,168,526
                                                               ==========           ==========

NOTE 5        PROPERTY AND EQUIPMENT

              Property and equipment at June 30 consisted of the following:

                                                                  2003                 2002
                                                              -----------          -----------
              Warehouse, manufacturing and
                office equipment                              $ 3,730,611          $ 3,443,144
              Land, buildings & leasehold improvements            620,669              613,252
              Tooling costs                                       522,206              521,206
                                                              -----------          -----------
                                                                4,873,486            4,577,602
              Accumulated depreciation and amortization        (3,166,817)          (2,765,595)
                                                              -----------          -----------
                                                              $1,706,669           $ 1,812,007
                                                              ===========          ===========

NOTE 6        OTHER ASSETS

              Other assets at June 30 consisted of the following:

                                                                  2003                 2002
                                                              -----------          -----------
              Intangible assets                               $   931,113          $   801,640
              Cash surrender value of life insurance               12,419               10,420
                                                              -----------          -----------
                                                              $   943,532          $   812,060
              Accumulated amortization                           (613,284)            (607,795)
                                                              -----------          -----------
                                                              $   330,248          $   204,265
                                                              ===========          ===========

NOTE 7        REVOLVING LINES OF CREDIT

              The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures June 2003, bears interest at prime plus 1%-2% depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. The Company has signed a letter of intent with a domestic bank to refinance the outstanding domestic line of credit and anticipates comparable terms. Outstanding borrowings amounted to $2,515,461 and $2,662,945 at June 30, 2003 and June 30, 2002,
              respectively. At June 30, 2002, the Company was not in compliance with the required minimum nine months earnings requirement. At June 30, 2003, the Company was in compliance with its minimum financial reporting covenants.

              The Company also maintains a line of credit with a foreign financial institution which provides for maximum borrowings of $750,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $224,569 and $187,325 at June 30, 2003 and June 30, 2002, respectively. The line of credit matures November 30, 2003 and bears interest at 5.625%.

NOTE 8        NOTES PAYABLE

               Notes payable at June 30 consisted of the following:

                                                                                                 2003                 2002
                                                                                             ------------          -----------
                Notes payable to banks/finance companies, due in aggregate monthly           $     23,967          $     4,998
                installments of $356 including interest ranging from 1.9% to 7.7%, maturing at various dates through 2006, secured by vehicles

                Note payable to equipment manufacturer, secured by equipment.                     230,985              275,400
                Management has classified these balances and payments based upon management's plan to repay the debt over a 60 month period in monthly installments of $5,800 including interest at 8% through 2007.

                Butler Products Corporation Industrial Bonds due in monthly                             -               24,018
                installments of $2,730 including interest at 5.5% through March 2003, secured by equipment

                Note payable to finance company to finance the assets acquired from                     -               99,875
                Piecemaker  Inc., due in monthly installments of $4,250 including interest at prime plus 2% through 2004

                Note payable to PACCAR, Inc. due in minimum monthly payments of $18,300           738,639              860,435
                including principle and interest of approximately 11% commencing for a period of 5 years commencing in May 2002, unsecured

                Note payable to supplier of $435,916 payable in a 10% premium paid on             435,916                    -
                all future purchases from the supplier until the balance is paid in full.  Classification of current and long term portions are based upon
                Management's best estimate of future repayments.

                Note payable to foreign third party principle due in one payment                  302,050              253,727
                January 27, 2004, interest at 0.54% due monthly and secured by certain machinery and equipment of Shanghai Omni Gear

                Junior Subordinated Notes to Butler Products Corporation former owners            250,000              470,000
                at 8% annual interest with variable payments based upon margins earned on certain Butler product sales and from proceeds of any Butler assets sold in the future, if any.  The former owners have the right to further amend and accelerate the repayment terms if repayment of principle is not deemed adequate by the former owners under the above repayment plan.  Management has classified the balance as current.
                                                                                             ------------          -----------
                                                                                                1,981,557            1,988,453
                Less current portion                                                              819,604            1,001,849
                                                                                             ------------          -----------
                Long term portion                                                            $  1,161,953          $   986,604
                                                                                             ============          ===========

                Future maturities of long-term debt by fiscal year are as follows:


                2004                                                                         $    819,604
                2005                                                                              290,691
                2006                                                                              305,477
                2007                                                                              322,209
                2008                                                                              243,576
                                                                                             ------------
                                                                                             $  1,981,557
                                                                                             ============

NOTE 9        COMMON STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 2003, the Company had issued 1,227,079 shares with 1,171,812 shares outstanding and 55,267 treasury shares. In September and November 2002, The Company repurchased 8,500 and 27,600 shares of stock, respectively, for a total of 36,100 shares of stock. The Company has never paid cash dividends on its Common Stock. As a result of net losses in the prior fiscal years, the Company has a cumulative retained deficit of $2,391,717 as of June 30, 2003; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends.

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

NOTE 10       WARRANTS TO PURCHASE COMMON STOCK

              The Company has Class B Warrants that entitle the holder to purchase shares of common stock as follows:

                                                                                                          Number of
                                                                                              Per Share   Warrants
                                                                        Expiration Date       Price       Issued
                                                                        ---------------       ---------   ---------
              Class B Series 2 (PACCAR, Inc.)                            July 1, 2009          6.00        166,667


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

              -----------------------------------------------------------------------------------------------------------------
                                                                                                                       Weighted-
                                                                                                                        Average
                                             Total #    $12.00     $3.00   $4.875     $6.75     $3.564     $3.1875     Exercise
              Stock Option Summary           of Shares  Options   Options  Options   Options    Options    Options       Price
              -----------------------------------------------------------------------------------------------------------------
              Options Outstanding at
                June 30, 2001                 411,667   23,333   343,333   10,000      5,000     20,000     10,000        3.63
              Options Granted                       0        0         0        0                     0          0           0
              Options Canceled                      0        0         0        0          0          0          0           0
              Options Forfeited               (66,000)           (46,000)                       (10,000)   (10,000)       3.37

              Options Outstanding at
                June 30, 2002                 345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
              Options Granted                       0        0         0        0          0          0                      0
              Options Canceled                      0        0         0        0          0          0          0           0
              Options Outstanding at
                June 30, 2003                 345,667   23,333   297,333   10,000      5,000     10,000          0        3.63

              Exercisable at June 30, 2003    345,667   23,333   297,333   10,000      5,000     10,000          0        3.87
              Exercisable at June 30, 2002    345,667   23,333   297,333   10,000      5,000     10,000          0        3.87
              Available for future grant at
                June 30, 2003                 154,333
              -----------------------------------------------------------------------------------------------------------------
              Weighted-average remaining
                contractual life in years         3.7        1       3.5        6          6        6.5          0
              -----------------------------------------------------------------------------------------------------------------

              SFAS No. 123 and 148, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No options were granted in the fiscal years ended June 30, 2003 and 2002 and there was no effect to the income statement under SFAS 123 and 148.

NOTE 12       EARNINGS PER SHARE

              The following sets forth the computation of basic and diluted earnings per share at June 30, 2003 and 2002.

                                                                               2003              2002
                                                                            -----------      ------------
              Numerator
                 Net Income (loss)                                          $   364,153      $   (460,720)
                                                                            ===========      ============

              Denominator
                 Denominator for basic earnings per share -
                 weighted average common shares outstanding                   1,184,287         1,207,912

                  Effect of dilutive securities:
                      Conversion of dilutive stock options                            -                 -
                                                                            -----------      ------------

                  Denominator for dilutive earnings per share -
                  adjusted weighted average shares and assumed conversion     1,184,287         1,207,912
                                                                            ===========      ============

              Basic Earnings Per Share                                      $      0.31      $      (0.38)
                                                                            ===========      ============

              Diluted Net Earnings Per Share                                $      0.31      $      (0.38)
                                                                            ===========      ============

              Stock options at June 30, 2003 and 2002 are antidilutive as all exercise prices are currently higher than the market price.

NOTE 13       INCOME TAXES

              Income tax (expense) benefit is comprised of the following:

                                                                               2003              2002
                                                                            -----------      ------------
              Current -state                                                $         -      $          -
              Deferred - Current                                                (40,393)            6,100
              Deferred - Long-term                                                    -            (6,100)
                                                                            -----------      ------------
                                                                            $   (40,393)     $          -
                                                                            ===========      ============

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

              The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                                         2003                  2002
                                                                                      ----------            ----------
              Current deferred tax assets:
                    Accounts receivable                                               $   71,000            $   45,000
                    Inventory                                                             60,000                39,000
                    Domestic net operating loss carry-forwards                           144,000                59,000
                    Foreign subsidiary net operating loss carry-forwards                 528,000               737,000
                                                                                      ----------            ----------
                    Deferred tax assets                                                  803,000               880,000

              Non-current deferred tax liabilities:
                     Depreciation                                                       (77,000)              (83,500)
                                                                                      ----------            ----------
              Net deferred income tax assets                                             726,000               796,500
              Valuation allowance                                                      (726,000)             (756,107)
                                                                                      ----------            ----------
              Net deferred income taxes                                               $        -            $   40,393
                                                                                      ==========            ==========

              The valuation allowance decreased $30,107 and increased $148,000 during 2003 and 2002, respectively due to losses. At June 30, 2003 the Company had $423,000 of domestic net operating losses, which expire in 2022.

              The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. In determining the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax assets and liabilities, projected future taxable income, if any, and the tax planning strategies in determining this value. Management does not believe it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances at June 30, 2003. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,500,000 at June 30, 2003.

              The difference between the effective rate of income tax expense at June 30, 2003 and 2002 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.

                                                                                         2003                  2002
                                                                                      ----------            ----------
              Provision for income tax benefit/(expense) at
                U.S. statutory rates                                                  $ (137,550)           $  156,645
              Change in income tax benefit (expense) resulting from:
                   Non-deductible expense                                                 (3,183)               (3,531)
                   Utilization of NOL carry forwards previously reserved                  71,728                     -
                   Other                                                                  (1,495)               (5,114)
              Change in valuation reserve                                                 30,107              (148,000)
                                                                                      ----------            ----------
              Income tax benefit (expense)                                            $  (40,393)           $        -
                                                                                      ==========            ==========

NOTE 14       COMMITMENTS AND CONTINGENCIES

              Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Madill, OK; and Shanghai, China. The Houston lease is $8,500 per month through 2005. The Madill, Oklahoma leases are $5,700 per month through 2004. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2003, the future minimum rental payments required under operating leases were approximately:

              2004                                              $  295,042
              2005                                                 228,745
              2006                                                 129,314
              2007                                                 120,814
              2008                                                 120,814
              Thereafter                                         2,295,463
                                                                ----------
              Total                                             $3,190,192
                                                                ==========

              Rent expense was approximately $303,400 and $252,600 during the years ended June 30, 2003 and 2002, respectively.

              Insurance Coverage - The Company is self-insured against product liability and completed operations. This situation, while not unique to the Company or its industry, may subject the Company to some future liability. The Company maintains in force and effect, product liability insurance for the trailer and implement segment, with coverage up to $1,000,000 per occurrence and in aggregate, as well as completed operations insurance held by Butler Products Corporation at the time of acquisition.

              Employment - Forty-seven percent of one of the subsidiary's employees, (specifically, fifteen of thirty-two Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires June 13, 2005.

              Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2003 and 2002, the Company made no contributions to the plan.

              Letters of Credit - The Company has $250,000 in unused letters of credit outstanding at both June 30, 2003 and 2002.

              Litigation - The Company continues to aggressively protect its trademarks. From time to time the Company files suit to enforce its trademark and other intellectual property. Historically, the Company has been successful in preventing others from using Omni's trademarks or trade dress or in seeking other relief.

NOTE 15       MAJOR CUSTOMERS AND SUPPLIERS

              The Company and its subsidiaries had consolidated sales in its power transmission component segment of $4,622,482 and $3,783,000 to one customer representing 22% and 21% of total consolidated sales in fiscal 2003 and 2002, respectively.

              Approximately 65% and 57% of the Company's inventory purchases were from two companies in China in 2003 and 2002, respectively.

NOTE 16 SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

              The Company converted $466,000 in accounts payable into notes payable and acquired $33,000 in automobiles through direct financing in 2003.

              Due to net operating losses and net operating loss carryforwards, the Company was not required to pay any income taxes in 2003 and 2002.

              The Company paid interest of $401,230 and $464,146 during the fiscal years ended June 30, 2003 and 2002 respectively.

NOTE 17       SEGMENT INFORMATION

              The Company identifies its competition and business segments by the power transmission and trailer and implement components.

              Selected financial information by business segment with respect to these activities for the years ended June 30 is as follows:

                                                                                          2003                       2002
                                                                                     --------------             --------------
              Net Sales
                Power Transmission Components                                        $   16,530,045             $   14,236,785
                Trailer and Implement Components                                          3,433,342                  3,815,143
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                              $   19,963,387             $   18,051,928
                                                                                     ==============             ==============

              Income from Operations
                Power Transmission Components                                        $     836,270              $       96,492
                Trailer and Implement Components                                          (378,704)                   (240,373)
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                              $      457,566             $     (143,881)
                                                                                     ==============             ==============
              Net Income (Loss)
                Power Transmission Components                                        $      872,744             $     (121,588)
                Trailer and Implement Components                                           (508,591)                  (339,132)
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                              $      364,153             $     (460,720)
                                                                                     ==============             ==============


              Identifiable Assets
                Power Transmission Components                                        $    8,359,439             $    7,360,696
                Trailer and Implement Components                                          2,609,569                  3,358,554
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                              $   10,969,008             $   10,719,250
                                                                                     ==============             ==============
              Revenues
                Domestic Customers                                                   $   17,989,668             $   15,645,638
                Foreign Customers                                                         1,973,719                  2,406,290
                                                                                     --------------             --------------
                Total Revenues                                                       $   19,963,387             $   18,051,928
                                                                                     ==============             ==============
              Property and Equipment (net)
                Domestic                                                              $     533,084              $     595,551
                Foreign                                                                   1,173,585                  1,216,456
                                                                                     --------------             --------------
                Total Property and Equipment                                         $    1,706,669             $    1,812,007
                                                                                     ==============             ==============

              Depreciation and amortization
                Power Transmission Components                                         $     245,053              $     231,820
                Trailer and Implement Components                                            118,552                    118,694
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                               $     363,605              $     350,514
                                                                                     ==============             ==============

              Interest Expense
                Power Transmission Components                                         $     292,983              $     300,470
                Trailer and Implement Components                                            127,044                     92,540
                                                                                     --------------             --------------
                Total Omni U.S.A., Inc.                                               $     420,027              $     393,010
                                                                                     ==============             ==============

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

Name                          Age                 Position
----                          ---                 --------

Jeffrey K. Daniel              42                  President, Chief Executive
                                                   Officer and Director

Craig L. Daniel                43                  Vice President-Manufacturing
                                                   and Director

Kevin Guan                     45                  Director

Didi Duan                      56                  Director


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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                    Annual Compensation                        Long Term Compensation
                   --------------------------------------------------------------------------------------------
                                                                                 Awards              Payouts
                                                                     ------------------------------------------
                                                                     Restricted    Securities
Name and                                              Other Annual      Stock      Underlying                     All Other
Position                Year      Salary      Bonus   Compensation     Awards     Options/SARs        Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey K. Daniel
President & CEO          2001      $ 130,000    -           -             -            -                 -            -
                         2002        115,000    -           -             -            -                 -            -
                         2003        110,000    -           -             -            -                 -            -

Craig L. Daniel
Vice President-          2001         85,000    -           -             -            -                 -            -
Manufacturing            2002         85,000    -           -             -            -                 -            -
                         2003         85,000    -           -             -            -                 -            -

No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 2003.

---------------------
         None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a termination of employment, or otherwise.

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

         Effective October 24, 2001, David M. Sallean was terminated as an employee of Omni USA, Inc. By operation of the ISOP Agreement, Mr. Sallean's options were not exercised, and accordingly all 20,000 options were cancelled.

         The following table provides repricing information for options held by the Company's five most highly compensated executive officers. The repricing was implemented in 1997 on the recommendation of the Compensation Committee to conform the options to prevailing market prices and provide an incentive for which the options were designed.

                         Ten-Year Options/SAR Repricings

                                    Number of                                                     Length
                                    Securities       Market            Exercise                   of Original
                                    Underlying       Price of Stock    Price of Stock             Option Term
                                    Options/SARs     at Time of        at Time of       New       Remaining at
                                    Repriced or      Repricing or      Repricing or     Exercise  Date of
Name                       Date     Amended          Amendment         Amendment        Price     Repricing
----                       ----     ------------     -------------     -------------    --------  ------------
Jeffrey K. Daniel          6/6/97    53,334          $2.25             $12.00           $3.00     9 years
Craig L. Daniel            6/6/97    53,334          $2.25             $12.00           $3.00     9 years

         Under the 1996 ISOP, options for 318,334 shares had been granted as of June 30, 2003. Under the 1994 NQSOP, options for 93,333 shares had been granted as of June 30, 2003. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2003 based on the closing price of Common Stock at June 30, 2003 of $0.60:

                                                        1994 NQSOP and 1996 ISOP
                                        ------------------------------------------------------
                                        Dollar Value / Shares          Total Number of Shares
   Name and Position                         Exercisable               Represented by Options
   -----------------                    ---------------------          -----------------------
Jeffrey K. Daniel                            $ 0/98,667                       98,667
   President and CEO

Craig L. Daniel                              $ 0/98,667                       98,667
   Vice President-Manufacturing

Executive Officer Group                      $0/197,334                      197,334

Non-Executive Officer Employee Group         $ 0/71,666                       71,666

Total                                        $0/269,000                      269,000


 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                             Value of Unexercised
                                                               Number of Unexercised            in-the-money Options/
                            Shares Acquired     Value         Options/SARs at FY-End              SARs at FY-End (2)
Name                          on Exercise      Realized    (1) Exercisable/Unexercisable        Exercisable/Unexercisable
----                          -----------      --------    -----------------------------        -------------------------
Jeffrey K. Daniel
President & CEO                  N/A             N/A               98,667                            $   0
                                                                  --------                           -----
                                                                  98,667/0
                           $0/$0
Craig L. Daniel
Vice President-Manufacturing     N/A             N/A               98,667                            $   0
                                                                  --------                           -----
                                                                  98,667/0                           $0/$0

------------------------
N/A Not applicable. No options were exercised during the fiscal year ended June 30, 2003.

(1) Indicates number of options exercisable and unexercisable as of June 30, 2003. (2) Based upon closing price of Common stock at June 30, 2003 of $0.60.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION

          The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance:

-------------------------------- ------------------------------- ------------------------------- ------------------------------
                                   Number of securities to be      Weighted-average exercise         Number of securities
                                    issued upon exercise of      price of outstanding options,      remaining available for
                                  outstanding option, warrants        warrants and rights        future issuance under equity
                                           and rights                                                 compensation plans
                                                                                                     (excluding securities
                                                                                                   reflected in column (a))
-------------------------------- ------------------------------- ------------------------------- ------------------------------
                                              (a)                             (b)                             (c)
-------------------------------- ------------------------------- ------------------------------- ------------------------------
  Equity compensation plans                 345,667                          $3.63                          154,333
  approved by security holders
-------------------------------- ------------------------------- ------------------------------- ------------------------------
  Equity compensation plans
  not approved by security
  holders                                      -                               -                               -
-------------------------------- ------------------------------- ------------------------------- ------------------------------
  Total                                     345,667                          $3.63                          154,333
-------------------------------- ------------------------------- ------------------------------- ------------------------------

CAPITALIZATION

         The Company's currently authorized equity securities are as follows:
(i) 50,000,000 shares of Common Stock, par value $.004995 per share (see Note
2), (ii) 454,258 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 30, 2003, the Company had outstanding 1,227,079 shares of Common Stock, and Class B Warrants to purchase 166,667 shares of Common Stock.

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

                                                    Amount and Nature
                                                      Of Beneficial
Name and Address of Beneficial Owner                   Ownership          Percent of Class(1)
------------------------------------                   ---------          ----------------
Edward L. Daniel (3)                                   175,689                  15.0%
Joan J. Daniel (3)                                     175,689                  15.0%
PACCAR, Inc. (6)                                       166,667                  12.5%
Craig L. Daniel (2)(5)                                 134,837                  10.6%
Jeffrey K. Daniel (2)(4)                               116,561                   9.2%
Executive Officers and Directors as a Group            251,398                  19.0%

---------------
(1)      Based upon 1,227,079 shares of Common Stock outstanding as of June 30,
         2003.
(2)      The address for all officers is 7502 Mesa Road, Houston, Texas 77028.
(3) Includes 125,000 shares each subject to certain conditions and limitations set forth in the Registration Rights Agreement (see Exhibit 10.11). The address for such beneficial owner is 2476 Bolsover, #626, Houston, Texas 77005.
(4) Includes 98,667 shares purchasable under options at $3.00 per share and 1,255 shares held in street name and 257 shares held of record by the Jeffrey K. Daniel Individual Retirement Account, a self-directed IRA and 4,129 shares purchased through the Company's 401(k) plan.
(5) Includes 98,667 shares purchasable under options exercisable at $3.00 per share and 2,267 shares held of record by the Craig L. Daniel Individual Retirement Account, a self-directed IRA.
(6) Includes 166,667 shares purchasable under Class B Warrants exercisable at $6.00 per share and expire July 1, 2009. The address of such beneficial owner is 777 106th Avenue NE, Bellevue, WA 98004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 13. CONTROLS AND PROCEDURES

          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Controller concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the"Exchange Act") are effective.

          CHANGES IN INTERNAL CONTROLS.

          Subsequent to the date of the most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     OMNI U.S.A., INC.





                                     BY: /s/ JEFFREY K. DANIEL
                                         -------------------------------------
                                         JEFFREY K. DANIEL
                                         CHIEF EXECUTIVE OFFICER AND PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.


        SIGNATURE                    TITLE                        DATE
        ---------                    -----                        ----

/s/ JEFFREY K. DANIEL          CHIEF EXECUTIVE OFFICER       SEPTEMBER 29, 2003
-----------------------            & PRESIDENT
JEFFREY K. DANIEL

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

31.1 Certification of Jeffrey Daniel, CEO and Chairman of the Board pursuant to Rule 13a-14(a)15d-14(a) and pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Craig Daniel, Vice-President pursuant to Rule 13a-14(a)15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jeffrey Daniel, CEO and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Craig Daniel, Vice-President pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press Release dated September 10, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.