Form 10QSB
period 2003-09-30
OMNI USA INC
filed 2003-11-19
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

At November 14, 2003, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
        September 30, 2003 and June 30, 2003

Condensed Consolidated Statements of Operations
        Three Months Ended September 30, 2003 and September 30, 2002

Condensed Consolidated Statements of Cash Flows
        Three Months Ended September 30, 2003 and September 30, 2002

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              September 30, 2003         June 30, 2003
                                                                  (unaudited)
                                                              ------------------         -------------
CURRENT ASSETS
   Cash                                                           $   399,997             $    709,230
   Accounts receivable, trade, net                                  2,441,628                3,891,727
   Accounts receivable, related parties                                24,946                   29,167
   Inventories, net                                                 4,231,556                4,014,108
   Notes receivable                                                    63,810                   63,810
   Prepaid expenses                                                   246,533                  224,049
                                                                  -----------             ------------
               TOTAL CURRENT ASSETS                                 7,408,470                8,932,091
                                                                  -----------             ------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                        1,665,856                1,706,669
                                                                  -----------             ------------
OTHER ASSETS
   Primarily intangible assets, net                                   334,442                  330,248
                                                                  -----------             ------------
TOTAL ASSETS                                                      $ 9,408,768             $ 10,969,008
                                                                  ===========             ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $ 2,609,760             $  2,805,776
   Line of credit                                                   1,646,901                2,740,030
   Accrued expenses                                                   417,259                  458,244
   Current portion of long-term debt                                  822,891                  819,604
                                                                  -----------             ------------
               TOTAL CURRENT LIABILITIES                            5,496,811                6,823,654
                                                                  -----------             ------------
LONG-TERM DEBT                                                      1,101,639                1,161,953
                                                                  -----------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and                            6,129                    6,129
     1,171,812 outstanding)
   Additional paid-in capital                                       5,372,815                5,372,815
   Treasury Stock (28,667 shares)                                    (100,071)                (100,071)
   Retained earnings (deficit)                                     (2,571,672)              (2,391,717)
   Foreign currency translation adjustment                            103,117                   96,245
                                                                  -----------             ------------
               TOTAL STOCKHOLDERS' EQUITY                           2,810,318                2,983,401
                                                                  -----------             ------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 9,408,768             $ 10,969,008
                                                                  ===========             ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the three         For the three
                                                  months ended           months ended
                                               September 30, 2003     September 30, 2002
                                               ------------------     ------------------
NET SALES                                         $ 3,543,233             $ 4,462,093

COST OF SALES                                       2,792,474               3,242,660
                                                  -----------             -----------
      Gross Profit                                    750,759               1,219,433
                                                  -----------             -----------
OPERATING EXPENSES
   Selling, general and administrative                838,820                 970,720
                                                  -----------             -----------
      Operating income/(loss)                         (88,061)                248,713
                                                  -----------             -----------
OTHER INCOME (EXPENSE)
    Interest expense                                  (95,405)               (101,499)
    Other, net                                          3,511                  30,266
                                                  -----------             -----------
OTHER INCOME (EXPENSE)                                (91,894)                (71,233)
                                                  -----------             -----------
NET INCOME/(LOSS) BEFORE INCOME TAXES             $  (179,955)            $   177,480
                                                  -----------             -----------
INCOME TAXES                                               --                 (40,393)

NET INCOME/(LOSS)                                 $  (179,955)            $   137,087
                                                  -----------             -----------
COMPREHENSIVE INCOME - Foreign
  Currency Translation Adjustment                 $     6,872             $       366
                                                  -----------             -----------
NET AND COMPREHENSIVE INCOME/(LOSS)               $  (173,083)            $   137,453
                                                  ===========             ===========
BASIC INCOME/(LOSS) PER SHARE                     $     (0.15)            $      0.11
                                                  ===========             ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the three           For the three
                                                              months ended            months ended
                                                           September 30, 2003       September 30, 2002
                                                           ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(loss)                                           $  (179,955)            $   137,087
                                                               -----------             -----------
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                              92,771                  69,333
         Deferred taxes                                                 --                  40,393
         Changes in operating assets and
           liabilities:
            Accounts receivable/Notes receivable                 1,454,320                 184,212
            Inventories                                           (217,448)                (55,120)
            Prepaid expenses                                       (22,484)                (54,750)
            Accounts payable and accrued expenses                 (237,001)                (35,007)
            Other                                                   (6,875)                  1,070
                                                                -----------             -----------
               Total adjustments                                 1,063,283                 150,131
                                                               -----------             -----------
               Net cash provided by operating
                  activities                                       883,328                 287,218
                                                               -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (49,277)                (28,185)
                                                               -----------             -----------
              Net cash used by investing activities                (49,277)                (28,185)
                                                               -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                          --                  (9,516)
   Borrowings on line of credit                                  2,921,241               2,972,790
   Payments on line of credit                                   (4,014,370)             (3,486,252)
   Payments on long-term debt                                      (57,027)                (47,325)
                                                               -----------             -----------
         Net cash used by financing activities                  (1,150,156)               (570,303)
                                                               -----------             -----------
TRANSLATION EFFECT OF FOREIGN CURRENCIES                             6,872                     366

NET DECREASE IN CASH                                              (309,233)               (310,904)

CASH AT BEGINNING OF PERIOD                                        709,230                 821,544
                                                               -----------             -----------
CASH AT END OF PERIOD                                          $   399,997             $   510,640
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

    The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2003, and the results of their operations and cash flows for the three months ended September 30, 2003, and 2002, have been made in accordance with GAAP.

    There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2.  EARNINGS PER SHARE:

    Basic and diluted income/(loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2003 and 2002, the Company's weighted average shares are calculated as follows:

                                                   September 30,       September 30,
                                                       2003                2002
                                                   -------------       -------------
    Weighted average common shares outstanding      1,171,812            1,207,912


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

3.  MAJOR CUSTOMERS AND VENDORS:

    During the fiscal quarters ended September 30, 2003 and September 30, 2002, the Company and its subsidiaries had consolidated sales of $321,646 and $780,941 to a domestic customer for a total of 9.1% and 17% of consolidated sales. During the three months ended September 30, 2003 and September 30, 2002, the Company and its subsidiaries had consolidated purchases of $1,063,496 and $1,600,995 from two vendors for a total of 51% and 49% of consolidated purchases.

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

    The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $56,121 and $224,569 at September 30, 2003 and June 30, 2003, respectively. The foreign line of credit matures November 30, 2003 and bears interest at 5.625%. Management is currently in negotiations to renegotiate the terms and due dates of this foreign line of credit under what it believes will be comparable terms.

5.  INCOME TAXES

    The difference between the expected income tax benefit/(expense) at September 30, 2003 of $61,185 and ($60,343) at September 30, 2002 which would be determined by applying the statutory U.S. income tax rate of 34% to income/(loss) before income tax expense, are due to differences in the expected year-end effective income tax rate and increases in the valuation allowance because the determination that the realization of tax assets in future periods will be more likely than not can not be made at this time.

6.  OPERATING LEASES

    The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Butler, KY, Madill, OK; Shanghai, China; and Hong Kong. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from a real estate investment company located in Houston, Texas, under a long-term lease expiring July 2005. The Butler facility is a 35,000 square feet manufacturing facility. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet.

7.  LITIGATION AND CONTINGENCIES

    The Company, from time to time, is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

8.  SUBSEQUENT EVENTS

    In October 2003, the Company committed to a plan to consolidate the operations of its Trailer and Implement Components business segment into one manufacturing facility. The Madill, Oklahoma facility was closed and its employees terminated or relocated to Butler, Kentucky. The inventory, machinery and equipment are being moved to Butler, Kentucky to fill excess capacity and space. While the Company is still committed to the Madill lease, it believes that the consolidation of manufacturing operations will reduce costs with little or no adverse impact to future sales levels. The Company anticipates approximately $25,000 in moving and severance expenses.

9.  SEGMENT INFORMATION:

    The Company and its subsidiaries are engaged in the business of designing, developing and distributing power transmissions and trailer and implement components used for agricultural, construction and industrial equipment. Selected financial information by business segment with respect to these activities for the first quarter ended September 30th is as follows

                                                    2003                2002
                                                 -----------         -----------
Net Sales
---------
   Power Transmission Components                 $ 2,740,136         $ 3,490,338
   Trailer and Implement Components                  803,097             971,755
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $ 3,543,233         $ 4,462,093
                                                 ===========         ===========
Income (Loss) from Operations
-----------------------------
   Power Transmission Components                 $   (15,161)        $   225,594
   Trailer and Implement Components                  (72,900)             23,119
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $   (88,061)        $   248,713
                                                 ===========         ===========
Net Income (Loss)
-----------------
   Power Transmission Components                 $   (68,718)        $   132,562
   Trailer and Implement Components                 (111,237)              4,525
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $  (179,955)        $   137,087
                                                 ===========         ===========
Identifiable Assets
-------------------
   Power Transmission Components                 $ 6,846,488         $ 6,927,795
   Trailer and Implement Components                2,562,280           3,323,598
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $ 9,408,768         $10,251,393
                                                 ===========         ===========
Revenues
--------
   Domestic                                      $ 3,093,997         $ 3,903,199
   Foreign                                           449,236             558,894
                                                 -----------         -----------
   Total Revenues                                $ 3,543,233         $ 4,462,093
                                                 ===========         ===========
Property and Equipment (Net)
----------------------------
   Domestic Customers                            $   504,974         $   591,007
   Foreign Customers                               1,160,882           1,180,151
                                                 -----------         -----------
   Total Property and Equipment                  $ 1,665,856         $ 1,771,158
                                                 ===========         ===========
Depreciation and Amortization
-----------------------------
   Power Transmission Components                 $    63,358         $    59,438
   Trailer and Implement Components                   29,413               9,895
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $    92,771         $    69,333
                                                 ===========         ===========
Interest Expense
----------------
   Power Transmission Components                 $    66,110         $    76,196
   Trailer and Implement Components                   29,295              25,303
                                                 -----------         -----------
   Total Omni U.S.A., Inc.                       $    95,405         $   101,499
                                                 ===========         ===========

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

Liquidity and Capital Resources

        The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $1,646,901 at September 30, 2003. The Company had working capital of $1,911,659 as of September 30, 2003 and working capital of $2,108,437 as of June 30, 2003, a decrease of $196,778. The decrease in working capital from June 30, 2003 was due to decreases in sales, net operating losses and payments on the line of credit.

        The Company had a cash balance of $399,997 as of September 30, 2003; reflecting a negative cash flow of $309,233 compared to the June 30, 2003 cash balance of $709,230. The Company's cash provided by operating activities for the 3 months ended September 30, 2003 of $883,328 consisted of the net loss for the period and increases in accounts payable and inventory offset by combined decreases in accounts receivable.

        The Company's cash used in investing activities for the three months ended September 30, 2003 of $49,277 consisted of net capital expenditures for the period.

        Net cash used by financing activities for the three months ended September 30, 2003 of $1,150,156 consisted primarily of payments on the line of credit and long-term debt.

        The Company's current ratio was 1.35 as of September 30, 2003, which is a 3% increase when compared to the June 30, 2003 current ratio of 1.31.

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

Results for the Quarter ended September 30, 2003 compared with the Quarter ended September 30, 2002

        The Company had net sales of $3,543,233 for the three months ended September 30, 2003. This represents a decrease of 21% compared to the three months ended September 30, 2002 net sales of $4,462,093. Management believes that the decrease in sales is due to the annual sales cycle of the industry during this time of year and some June 2002 deliveries that were delayed until the three months ended September 30, 2002. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2003 and 2002:

-------------------------------------------------------------------------------------------------------------
                                    QUARTER                   QUARTER
                                     ENDED        % OF         ENDED        % OF         DOLLAR        %
NET SALES                           9/30/03       TOTAL       9/30/02       TOTAL        CHANGE      CHANGE
-------------------------------------------------------------------------------------------------------------
Power Transmission Components      $2,740,136       77%      $3,490,338       78%      $(750,202)      (21%)
-------------------------------------------------------------------------------------------------------------
Trailer and Implement Components      803,097       23%         971,755       22%      $(168,658)      (17%)
-------------------------------------------------------------------------------------------------------------
Consolidated                       $3,543,233      100%      $4,462,093      100%      $(918,860)      (21%)
-------------------------------------------------------------------------------------------------------------

        Gross profit for the three months ended September 30, 2003 decreased $468,674 to $750,759, compared to gross profit for the three months ended September 30, 2002 of $1,219,433. The decrease in sales and gross profit was primarily attributable to a decrease in sales in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2003 decreased to 21% as compared to 27% for the three months ended September 30, 2002. This decrease was primarily due to the product mix of sales with decreased sales of higher margin power transmission components for the period.

        Selling, general and administrative expenses decreased $131,900 to $838,820 in the three months September 30, 2003 compared to $970,720 in the three months ended September 30, 2002. This included the reduction of certain allowances and reserves in response to collection of certain older accounts previously included in allowance for doubtful accounts and sales of slower moving inventory previously included in the reserve for obsolete inventory.

        Income from operations for the Company decreased $336,774 to a loss of $88,061 for the three months ended September 30, 2003, compared to an operating income of $248,713 for the three months ended September 30, 2002. Income from operations as a percentage of sales decreased to (2%) in the three months ended September 30, 2003 compared to a gain of 6% in the three months ended September 30, 2002. This decrease is principally the result of decrease in sales and margins to comparable periods.

        Interest expense decreased $6,094 to $95,405 for the three months ended September 30, 2003 from $101,499 for the three months ended September 30, 2002. The decrease resulted from decreased borrowings associated with the Company's lines of credit and long-term debt.

        Other income (expense) was income of $3,511 for the three months ended September 30, 2003 compared to $30,266 for the three months ended September 30, 2002. This change primarily relates to decreased commission income and VAT refund on increased sales.

        The Company's net income decreased $317,042 resulting in a net loss of $179,955, or a loss of ($0.15) per share, for the three months ended September 30, 2003 compared to a net income of $137,087 or $0.11 per share, for the three months ended September 30, 2002.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2003.

Item 6(a). Exhibits

           Exhibit 31.1

Item 6(b). Reports on filed Form 8-K.

           None

Item 7.    Controls and Procedures.

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

Date:  November 18, 2003                      OMNI U.S.A., INC.


                                              By:    /s/  Jeffrey K. Daniel
                                                  -----------------------------
                                                  Jeffrey K. Daniel
                                                  President and Chief
                                                    Executive Officer