Form 10QSB
period 2003-12-31
OMNI USA INC
filed 2004-02-17
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At February 13, 2004, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         December 31, 2003 and June 30, 2003

Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended December 31, 2003 and
         December 31, 2002

Condensed Consolidated Statements of Cash Flows
         Six Months Ended December 31, 2003 and December 31, 2002

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                         December 31, 2003             June 30, 2003
                                                                           (unaudited)
                                                                         -----------------             -------------
CURRENT ASSETS
   Cash                                                                    $    269,017                 $    709,230
   Accounts receivable, trade, net                                            4,146,839                    3,955,537
   Accounts receivable, related parties                                          16,416                       29,167
   Inventories, net                                                           4,321,785                    4,014,108
   Prepaid expenses                                                             280,352                      224,049
                                                                           ------------                 ------------
               TOTAL CURRENT ASSETS                                           9,034,409                    8,932,091
                                                                           ------------                 ------------
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,620,963                    1,706,669
                                                                           ------------                 ------------
OTHER ASSETS
   Primarily intangible assets, net                                             335,341                      330,248
                                                                           ------------                 ------------
TOTAL ASSETS                                                               $ 10,990,713                 $ 10,969,008
                                                                           ============                 ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $  3,645,868                 $  2,805,776
   Line of credit                                                             2,091,346                    2,740,030
   Accrued expenses                                                             334,703                      458,244
   Current portion of long-term debt                                            985,770                      819,604
                                                                           ------------                 ------------
               TOTAL CURRENT LIABILITIES                                      7,057,687                    6,823,654
                                                                           ------------                 ------------
LONG-TERM DEBT                                                                  842,485                    1,161,953
                                                                           ------------                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812                            6,129                        6,129
     Outstanding,)
   Additional paid-in capital                                                 5,372,815                    5,372,815
   Treasury Stock (55,267 shares)                                             (100,071)                    (100,071)
   Retained earnings (deficit)                                              (2,297,368)                  (2,391,717)
   Foreign currency translation adjustment                                      109,036                       96,245
                                                                           ------------                 ------------
               TOTAL STOCKHOLDERS' EQUITY                                     3,090,541                    2,983,401
                                                                           ------------                 ------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 10,990,713                 $ 10,969,008
                                                                           ============                 ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                          THREE MONTHS ENDED     THREE MONTHS     SIX MONTHS ENDED    SIX MONTHS
                                                          DECEMBER 31, 2003    ENDED DECEMBER   DECEMBER 31, 2003  ENDED DECEMBER
                                                                                 31, 2002                            31, 2002
                                                          -----------------------------------------------------------------------
NET SALES                                                    $  5,301,593       $  4,710,079       $  8,844,826      $  9,172,172

COST OF SALES                                                   3,937,653          3,595,778          6,730,127         6,827,090
                                                             ------------       ------------       ------------      ------------
GROSS PROFIT                                                    1,363,940          1,114,301          2,114,699         2,345,082

OPERATING EXPENSES
            Selling, general and administrative                   983,370          1,065,453          1,822,190         2,036,173
                                                             ------------       ------------       ------------      ------------
OPERATING INCOME                                                  380,570             48,848            292,509           308,909

OTHER INCOME (EXPENSE)
            Interest expense                                    (106,529)           (98,810)          (201,934)         (200,309)
            Other, net                                                263             36,912              3,774            55,830
                                                             ------------       ------------       ------------      ------------
TOTAL OTHER EXPENSE                                             (106,266)           (61,898)          (198,160)         (144,479)
                                                             ------------       ------------       ------------      ------------

INCOME TAXES                                                            -                  -                  -          (40,393)
                                                             ------------       ------------       ------------      ------------
NET INCOME (LOSS)                                            $    274,304       $    (13,050)      $     94,349      $    124,037
                                                             ============       ============       ============      ============
COMPREHENSIVE INCOME - Foreign
                  Currency
Translation
Adjustment                                                          5,919                478             12,791               844
                                                             ------------       ------------       ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                   $   280,223       $   (12,572)       $    107,140      $    124,881
                                                             ============       ============       ============      ============
BASIC EARNINGS (LOSS) PER SHARE                               $      0.23       $     (0.01)       $       0.08      $       0.10
                                                             ============       ============       ============      ============
FULLY DILUTED EARNINGS (LOSS) PER SHARE                       $      0.23       $     (0.01)       $       0.08      $       0.10
                                                             ============       ============       ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the six months ended      For the six months ended
                                                                  December 31, 2003             December 31, 2002
                                                                  -----------------             -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                     $   94,349                  $   124,037
                                                                      ----------                  -----------
       Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                               185,337                      179,726
             Deferred taxes                                                    -                       40,393
             Loss on sale of assets                                            -                       (2,285)
             Changes in operating assets and liabilities:
                Accounts receivable / Notes receivable                  (178,551)                     (27,379)
                Inventories                                             (307,677)                    (438,252)
                Prepaid expenses                                         (56,303)                     (84,529)
                Accounts payable and accrued expenses                    716,551                      380,148
                                                                      ----------                  -----------
                   Total adjustments                                     359,357                       47,822
                                                                      ----------                  -----------
                   Net cash provided by operating
                      activities                                         453,706                      171,859
                                                                      ----------                  -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of other assets                                           -                      (25,000)
         Intangible assets                                               (10,509)                       1,373
         Capital expenditures                                            (94,215)                     (92,411)
                                                                      ----------                  -----------

                  Net cash used by investing activities                 (104,724)                    (116,038)
                                                                      ----------                  -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchases of treasury stock                                             -                      (42,930)
       Borrowings on line of credit                                    6,329,822                    6,128,580
       Payments on line of credit                                     (6,978,506)                  (6,454,276)
       Payments on long-term debt                                       (153,302)                     (61,817)
                                                                      ----------                  -----------
             Net cash used by financing activities                      (801,986)                    (430,443)
                                                                      ----------                  -----------

    TRANSLATION EFFECT OF FOREIGN CURRENCIES                              12,791                          844

    NET DECREASE IN CASH                                                (440,213)                    (373,778)

    CASH AT BEGINNING OF PERIOD                                          709,230                      821,544
                                                                      ----------                  -----------
    CASH AT END OF PERIOD                                             $  269,017                  $   447,766
                                                                      ==========                  ===========

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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 2003, and the results of their operations for the three months and six months ended December 31, 2003, and 2002, and cash flows for the six months ended December 31, 2003, and 2002, have been made in accordance with GAAP.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong in which the functional currency is that of the foreign location.

     Certain reclassifications to the June 30, 2003 and December 31, 2002 financial statements have been made to conform to the current period presentation with no effect on net income.


2.   EARNINGS PER SHARE:

     Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 2003 and 2002, the Company's weighted average shares are calculated as follows:

                                                                                   Six Months     Six Months
                                                  Quarter Ended   Quarter Ended      Ended          Ended
                                                   December 31,   December 31,    December 31,   December 31,
                                                       2003           2002            2003           2002
                                                  -------------------------------------------------------------
        Weighted average common shares
          outstanding                                  1,171,812       1,185,612      1,171,812      1,196,762

        Effect of dilution of securities:
          conversion of stock options                          -               -              -              -
                                                  -------------------------------------------------------------
        Denominator for dilutive earnings per
        share                                          1,171,812       1,185,612      1,171,812      1,196,762
                                                  =============================================================

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the six month period ended December 31, 2002, and the three month and six month period ended December 31, 2003 the Company had positive net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.   MAJOR CUSTOMERS AND VENDORS:

     The Company and its subsidiaries had consolidated sales of $2,413,844 and $1,757,845 to a domestic customer, which accounted for 27% and 19% of consolidated sales for the six months ended December 31, 2003 and 2002, respectively. The Company had sales of $2,134,770 and $1,045,863 to a domestic customer for a total of 40% and 10% of consolidated sales, for the quarters ended December 31, 2003 and 2002, respectively.

     During the six months ended December 31, 2003 and December 31, 2002, the Company and its subsidiaries had consolidated purchases of $1,826,026 and $3,225,657 from one vendor for a total of 34% and 45% of consolidated purchases. During the quarters ended December 31, 2003 and December 31, 2002, the Company and its subsidiaries had consolidated purchases of $1,217,027 and $1,851,724 from one vendor for a total of 36% and 48% of consolidated purchases.

4.   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

     The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matures January 31, 2004, bears interest at prime plus 1%-2%, depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. Management is currently in negotiations to renegotiate the terms and due dates of this line of credit under what it believes will be comparable terms. The Company was not in compliance with its accounts payable aging requirements at December 31, 2003. The Company has obtained a verbal waiver from the financing company.

     The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $150,755 and $224,569 at December 31, 2003 and June 30, 2003, respectively. The foreign line of credit matures November 30, 2004 and bears interest at 5.625%.

5.   INCOME TAXES

     The difference between the effective rate of income tax expense at December 31, 2003 and 2002 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are due to the utilization of net operating losses which were fully reserved by the valuation allowance in previous periods.

     The valuation allowance decreased by approximately $32,000 during the six months ended December 31, 2003. The Company had approximately $530,000 in domestic net operating loss carryforwards which expire in 2022 and approximately $1,300,000 in foreign net operating loss carryforwards which were fully reserved by a valuation allowance as of December 31, 2003. Management does not believe that it is more likely than not that the Company will realize the benefits of its deferred tax assets net of the existing valuation allowance.

6.   OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Shanghai, China; and Hong Kong. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from a real estate investment company located in Houston, Texas, under a long-term lease expiring July 2005. The Butler facility is a 35,000 square feet manufacturing facility. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet

7.   LITIGATION AND CONTINGENCIES

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

                               SEGMENT INFORMATION


-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES    OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2003                            INCOME      EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
-------------------------------------------------------------------------------------------------------------
Power Transmission          $ 4,546,818     $ 303,905   $ 77,784    $ 8,329,481    $  14,169       $   66,004
Components
-------------------------------------------------------------------------------------------------------------
Trailer and Implement           754,775        76,665     28,745      2,661,232       30,769           26,562
Components
-------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.    $ 5,301,593     $ 380,570   $106,529    $10,990,713    $  44,938       $   92,566
=============================================================================================================

------------------------------------------------                ---------------------------------------------
THREE MONTHS ENDED                   NET SALES                  DECEMBER 31, 2003             PROPERTY AND
DECEMBER 31, 2003                                                                            EQUIPMENT, NET
------------------------------------------------                ---------------------------------------------
Domestic Customers                   $ 4,765,842                Domestic                           $  505,027
------------------------------------------------                ---------------------------------------------
Foreign Customers                        535,751                Foreign                             1,115,936
------------------------------------------------                ---------------------------------------------
Total Omni, U.S.A., Inc.             $ 5,301,593                 Total Omni, U.S.A., Inc.          $1,620,963
================================================                =============================================


-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES    OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2002                            INCOME      EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
-------------------------------------------------------------------------------------------------------------

Power Transmission          $ 3,941,900     $ 218,887   $ 71,356    $ 7,745,140    $  33,510       $   58,067
Components
-------------------------------------------------------------------------------------------------------------
Trailer and Implement           768,179      (170,039)    27,454      3,098,696       30,716           52,326
Components
-------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.    $ 4,710,079     $  48,848   $ 98,810    $10,843,836    $  64,226       $  110,393
=============================================================================================================

------------------------------------------------                ---------------------------------------------
THREE MONTHS ENDED                   NET SALES                  DECEMBER 31, 2002             PROPERTY AND
DECEMBER 31, 2002                                                                            EQUIPMENT, NET
------------------------------------------------                ---------------------------------------------
Domestic Customers                   $ 4,379,617                Domestic                           $  554,355
------------------------------------------------                ---------------------------------------------
Foreign Customers                        330,462                Foreign                             1,173,315
------------------------------------------------                ---------------------------------------------
Total Omni, U.S.A., Inc.             $ 4,710,079                Total Omni, U.S.A., Inc.           $1,727,670
================================================                =============================================

                               SEGMENT INFORMATION
                                   (CONTINUED)


--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2003                          OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $7,286,954    $  288,744   $143,894    $8,329,481     $  62,702     $   129,362
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,557,872         3,765     58,040     2,661,232        31,513          55,975
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $8,844,826    $  292,509   $201,934  $ 10,990,713     $  94,215     $   185,337
==============================================================================================================


----------------------------------------------               -------------------------------------------------
SIX MONTHS ENDED                 NET SALES                                                  PROPERTY AND
DECEMBER 31, 2003                                            DECEMBER 31, 2003             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                  $7,859,839               Domestic                              $   505,027
----------------------------------------------               -------------------------------------------------
Foreign customers                      984,987               Foreign                                 1,115,936
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.            $8,844,826               Total Omni, U.S.A., Inc.              $ 1,620,963
==============================================               =================================================

--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2002                          OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $7,432,238    $  455,829   $147,552    $7,745,140     $  61,695     $   117,505
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,739,934     (146,920)     52,757     3,098,696        30,716          62,221
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $9,172,172    $  308,909   $200,309  $ 10,843,836     $  92,411     $   179,726
==============================================================================================================

----------------------------------------------               -------------------------------------------------
SIX MONTHS ENDED                 NET SALES                                                  PROPERTY AND
DECEMBER 31, 2002                                            DECEMBER 31, 2002             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                  $8,282,816               Domestic                              $   554,355
----------------------------------------------               -------------------------------------------------
Foreign customers                      889,356               Foreign                                 1,173,315
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.            $9,172,172               Total Omni, U.S.A., Inc.              $ 1,727,670
==============================================               =================================================

9.   RESTRUCTURING:

     In October 2003, the Company committed to a plan to consolidate the operations of its Trailer and Implement Components business segment into one manufacturing facility. The Madill, Oklahoma facility was closed and its employees terminated or relocated to Butler, Kentucky. The inventory, machinery and equipment were moved to Butler, Kentucky to fill excess capacity and space. The Company believes that the consolidation of manufacturing operations will reduce costs with little or no adverse impact to future sales levels. The Company incurred costs of approximately $90,000 in moving and severance expenses relating to this restructuring.

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

Liquidity and Capital Resources

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,091,346 at December 31, 2003. The Company had working capital of $1,976,722 as of December 31, 2003 and working capital of $2,108,437 as of June 30, 2003, a decrease of $131,715 from June 30, 2003. The decrease in working capital from June 30, 2003 was due to increases in accounts payable and decrease in accrued expenses, offset by increases in inventories and accounts receivable.

         The Company had a cash balance of $269,017 as of December 31, 2003; reflecting a negative cash flow of $440,213 compared to the June 30, 2003 cash balance of $709,230. The Company's cash provided by operating activities for the six months ended December 31, 2003 of $453,706 consisted of the net income for the period, increases in accounts payable and accrued expenses and depreciation offset by increases in accounts receivable and inventories.

         The Company's cash used in investing activities for the six months ended December 31, 2003 of $104,724 consisted of net capital expenditures for the period in both operating segments.

         Net cash used by financing activities for the six months ended December 31, 2003 of $801,986 consisted primarily of payments on the line of credit and long-term debt.

         The Company's current ratio was 1.28 as of December 31, 2003, which is a 2% decrease when compared to the June 30, 2003 current ratio of 1.31

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

Results for the Quarter ended December 31, 2003 compared with the Quarter ended December 31, 2002

         The Company had net sales of $5,301,593 for the three months ended December 31, 2003. This represents an 13% increase compared to the three months ended December 31, 2002 net sales of $4,710,079. This increase is partly due to an improved economic outlook as well as increased sales to a large domestic customer The following table indicates the Company's net sales comparison and percentage of change for the three months ended December 31, 2003 and 2002:

------------------------------------------------------------------------------------------------------------
NET SALES                              QUARTER        %       QUARTER        %         DOLLAR         %
                                        ENDED     OF TOTAL     ENDED     OF TOTAL      CHANGE      CHANGE
                                       12/31/03               12/31/02
------------------------------------------------------------------------------------------------------------
Power Transmission Components       $ 4,546,818      86%    $ 3,941,900     84%     $  604,918       15%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components        754,775      14%        768,179     16%       (13,404)       (2%)
------------------------------------------------------------------------------------------------------------
Consolidated                        $ 5,301,593     100%    $ 4,710,079    100%     $  591,514       13%
------------------------------------------------------------------------------------------------------------

         Gross profit for the three months ended December 31, 2003 increased $249,639 to $1,363,940, compared to gross profit for the three months ended December 31, 2002 of $1,114,301. Gross profit as a percentage of net sales for the three months ended December 31, 2003 increased to 26% as compared to 24% for the three months ended December 31, 2002. This increase in profit margin was primarily due to the sales of higher margin product in the period.

         Selling, general and administrative expenses decreased $82,083 to $983,370 in the three months ended December 31, 2003 from $1,065,453 in the three months ended December 31, 2002. Selling, general and administrative expenses decreased due to cost cutting initiatives undertaken, including the consolidation of the Madill, OK facility, and efficiencies gained in relation to those initiatives.

         Income from operations for the Company increased $331,722 to $380,570 for the three months ended December 31, 2003, compared to $48,848 for the three months ended December 31, 2002. This increase is the result of lower operating expenses during the period and increased revenues and gross profit.

         Interest expense increased $6,617 to $105,427 for the three months ended December 31, 2003 from $98,810 for the three months ended December 31, 2002. The increase resulted from increased interest rates associated with the Company's line of credit.

         Other income was $263 for the three months ended December 31, 2003 compared to $36,912 for the three months ended December 31, 2002. This change is primarily the result of scrap and service fee income in the prior period.

         The Company's net income increased $287,354 to $274,304 or $0.23 per share, for the three months ended December 31, 2003 compared to ($13,050), or ($0.01) per share, for the three months ended December 31, 2002.

Results for the Six months ended December 31, 2003 compared with the Six months ended December 31, 2002

         The Company had net sales of $8,844,826 for the six months ended December 31, 2003. This represents a decrease of 4% compared to the six months ended December 31, 2002 net sales of $9,172,172. Sales have decreased overall due to a poor first fiscal quarter, but increases in sales in the second fiscal quarter have offset much of the first quarter decline. The following table indicates the Company's net sales comparison and percentage of change for the six months ended December 31, 2003 and 2002:

------------------------------------------------------------------------------------------------------------
NET SALES                              QUARTER        %     QUARTER ENDED     %        DOLLAR         %
                                        ENDED     OF TOTAL    12/31/02    OF TOTAL     CHANGE      CHANGE
                                       12/31/03
------------------------------------------------------------------------------------------------------------
Power Transmission Components         $ 7,286,954     82%     $ 7,432,238     81%     ($145,284)      (2%)
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components        1,557,872     18%       1,739,934     19%      (182,062)     (10%)
------------------------------------------------------------------------------------------------------------
Consolidated                          $ 8,844,826    100%     $ 9,172,172    100%     ($327,346)      (4%)
------------------------------------------------------------------------------------------------------------

         Gross profit for the six months ended December 31, 2003 decreased $230,383 to $2,114,699, compared to gross profit for the six months ended December 31, 2002 of $2,345,082. Gross profit as a percentage of net sales for the six months ended December 31, 2003 decreased to 24% as compared to the six months ended December 31, 2002 gross profit of 26%.

         Selling, general and administrative expenses decreased $213,983 in the six months ended December 31, 2003 from $2,036,173 in the six months ended December 31, 2002. Selling, general and administrative expenses decreased due to cost cutting initiatives undertaken, including the consolidation of the Madill, OK facility, and reduced sales activity in the second quarter.

         Income from operations for the Company decreased $16,400 to $292,509 for the six months ended December 31, 2003, compared to $308,909 for the six months ended December 31, 2002. This decrease is the result of lower operating expenses during the period.

         Interest expense increased $1,625, to $201,934 for the six months ended December 31, 2003 from $200,309 for the six months ended December 31, 2002.

         Other income was $3,774 for the six months ended December 31, 2003 compared to $55,830 for the six months ended December 31, 2002. This change is primarily the result of scrap and service fee income in the prior period.

         The Company's net income decreased $29,688 to $94,349, or $0.08 per share, for the six months ended December 31, 2003 compared to $124,037, or $0.10 per share, for the six months ended December 31, 2002.

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

        Exhibit 31.1
        Exhibit 32.1

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


Date:  February 17, 2004              OMNI U.S.A., INC.




                                      By: /s/ Jeffrey K. Daniel
                                          -------------------------------------
                                          Jeffrey K. Daniel
                                          President and Chief Executive Officer

                                INDEX TO EXHIBIT

EXHIBIT NO.             DESCRIPTION
-----------             -----------

  31.1                  Certification of CEO, President & CFO Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

  32.1                  Certification of CEO, President & CFO Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002