Form 10QSB/A
period 2003-09-30
OMNI USA INC
filed 2004-02-18
CIK 846732

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

Item 6(a). Exhibits

           Exhibit 31.1 - Section 302 Certification

           Exhibit 32.1 - Section 906 Certification

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

Date:  November 18, 2003                      OMNI U.S.A., INC.


                                              By:    /s/  Jeffrey K. Daniel
                                                  -----------------------------
                                                  Jeffrey K. Daniel
                                                  President and Chief
                                                    Executive Officer

                                EXHIBIT INDEX

                   EXHIBIT 31.1 - Section 302 Certification

                   EXHIBIT 32.1 - Section 906 Certification