Form 10QSB
period 2004-03-31
OMNI USA INC
filed 2004-05-14
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 14, 2004, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                        PART I - - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Index to Consolidated Financial Statements

Condensed Consolidated Balance Sheets
       March 31, 2004 and June 30, 2003

Condensed Consolidated Income Statements
      Three Months and Nine Months Ended March 31, 2004 and March 31, 2003

Condensed Consolidated Statements of Cash Flows
      Nine Months Ended March 31, 2004 and March 31, 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 2004
                                                                            (unaudited)      June 30, 2003
                                                                           --------------    -------------
                                                  ASSETS
CURRENT ASSETS
   Cash                                                                    $      387,871    $     709,230
   Accounts receivable, trade, net                                              4,705,774        3,955,537
   Accounts receivable, related parties                                            28,695           29,167
   Inventories, net                                                             4,458,018        4,014,108
   Prepaid expenses                                                               282,542          224,049
                                                                           --------------    -------------
               TOTAL CURRENT ASSETS                                             9,862,900        8,932,091
PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                    1,562,400        1,706,669
OTHER ASSETS
   Primarily intangible assets, net                                               332,562          330,248
                                                                           --------------    -------------
TOTAL ASSETS                                                               $   11,757,862    $  10,969,008
                                                                           ==============    =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $    3,279,861    $   2,805,776
   Lines of credit                                                              3,006,707        2,740,030
   Accrued expenses                                                               392,123          458,244
   Current portion of long-term debt                                              822,488          819,604
                                                                           --------------    -------------
               TOTAL CURRENT LIABILITIES                                        7,501,179        6,823,654
LONG-TERM DEBT                                                                    955,310        1,161,953
                                                                           --------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812 shares outstanding)          6,129            6,129
   Additional paid-in capital                                                   5,372,815        5,372,815
   Treasury Stock (55,267 shares)                                                (100,071)        (100,071)
   Retained earnings (deficit)                                                 (2,086,059)      (2,391,717)
   Foreign currency translation adjustment                                        108,559           96,245
                                                                           --------------    -------------
               TOTAL STOCKHOLDERS' EQUITY                                       3,301,373        2,983,401
                                                                           --------------    -------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $   11,757,862    $  10,969,008
                                                                           ==============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements

                       OMNI U.S.A., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                            THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                               ENDED           ENDED           ENDED          ENDED
                                             MARCH 31,       MARCH 31,       MARCH 31,      MARCH 31,
                                                2004            2003            2004          2003
                                            ------------    ------------    -----------    -----------
NET SALES                                   $  5,360,544    $  6,641,526    $14,205,370    $15,813,698
COST OF SALES                                  4,166,177       5,422,825     10,896,304     12,277,408
                                            ------------    ------------    -----------    -----------
GROSS PROFIT                                   1,194,367       1,218,701      3,309,066      3,536,290
OPERATING EXPENSES
      Selling, general and administrative        915,556         971,640      2,737,746      3,007,813
                                            ------------    ------------    -----------    -----------
OPERATING INCOME                                 278,811         247,061        571,320        528,477
OTHER INCOME (EXPENSE)
      Interest expense                           (90,951)       (112,784)      (280,058)      (313,093)
      Other, net                                  23,449          48,525         14,396        131,848
                                            ------------    ------------    -----------    -----------
TOTAL OTHER EXPENSE                              (67,502)        (64,259)      (265,662)      (181,245)
                                            ------------    ------------    -----------    -----------
INCOME TAXES                                          --              --             --        (40,393)
                                            ------------    ------------    -----------    -----------
NET INCOME                                  $    211,309    $    182,802    $   305,658    $   306,839
                                            ============    ============    ===========    ===========
COMPREHENSIVE INCOME -  - Foreign
   Currency Translation Adjustment                  (477)            891         12,314             47
                                            ------------    ------------    -----------    -----------
NET AND COMPREHENSIVE INCOME                $    210,832    $    183,693    $   317,972    $   306,886
                                            ============    ============    ===========    ===========
BASIC EARNINGS PER SHARE                    $       0.18    $       0.15    $      0.26    $      0.26
                                            ============    ============    ===========    ===========
FULLY DILUTED EARNINGS PER SHARE            $       0.18    $       0.15    $      0.26    $      0.26
                                            ============    ============    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the nine months    For the nine months
                                                                 ended                  ended
                                                              March 31, 2004         March 31, 2003
                                                           -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $           305,658    $           306,839
                                                           -------------------    -------------------
   Adjustments to reconcile net income to net cash
      (used) provided by operating activities:
         Depreciation and amortization                                 279,626                261,323
         Deferred taxes                                                     --                 40,393
         Gain on sale of property and equipment                             --                 (2,285)
         Changes in operating assets and liabilities:
            Accounts receivable                                       (749,765)            (1,159,548)
            Inventories, net                                          (443,910)               143,811
            Prepaid expenses                                           (58,493)               (76,675)
            Accounts payable and accrued expenses                      407,964                632,867
                                                           -------------------    -------------------
               Total adjustments                                      (564,578)              (160,114)
                                                           -------------------    -------------------
               Net cash (used) provided by operating
                  activities                                          (258,920)               146,725
                                                           -------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of intangibles and other assets                       (10,509)               (25,364)
     Capital additions                                                (127,162)              (183,952)
                                                           -------------------    -------------------
              Net cash used by investing activities                   (137,671)              (209,316)
                                                           -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                                              --                (42,930)
   Borrowings on line of credit                                     10,300,383              9,378,155
   Payments on line of credit                                      (10,033,706)            (9,660,666)
   Payments on long-term debt                                         (203,759)              (124,404)
                                                           -------------------    -------------------
         Net cash provided (used) by financing activities               62,918               (449,845)
                                                           -------------------    -------------------
TRANSLATION EFFECT OF FOREIGN CURRENCIES                                12,314                     47
                                                           -------------------    -------------------
NET DECREASE IN CASH                                                  (321,359)              (512,483)
CASH AT BEGINNING OF PERIOD                                            709,230                821,544
                                                           -------------------    -------------------
CASH AT END OF PERIOD                                      $           387,871    $           309,061
                                                           ===================    ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

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

      The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments made consist of normal recurring adjustments, necessary to present fairly in accordance with GAAP the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 2004, and the results of their operations for the three months and nine months ended March 31, 2004 and 2003.

      There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong in which the functional currency is that of the foreign location.

      Certain reclassifications to the June 30, 2003 financial statements have been made to conform with the current period presentation with no effect on net income.

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding. For the nine month and three month periods ended March 31, 2004 and 2003, the Company's weighted average shares are calculated as follows:

                                           Quarter Ended  Quarter Ended  Nine Months  Nine Months
                                             March 31,      March 31,    Ended March  Ended March
                                               2004           2003        31, 2004      31, 2003
                                           -------------  -------------  -----------  -----------
    Weighted average common shares
outstanding                                    1,171,812      1,171,812    1,171,812    1,188,445
    Effect of dilution of securities:
conversion of stock options                           --             --           --           --
                                           -------------  -------------  -----------  -----------
    Denominator for dilutive earnings per
share                                          1,171,812      1,171,812    1,171,812    1,188,445
                                           =============  =============  ===========  ===========

During the three month and nine month periods ended March 31, 2004 and 2003, the Company had positive net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the periods and are therefore not included in the calculation of earnings per share.

3.    MAJOR CUSTOMERS AND VENDORS

      The Company and its subsidiaries had consolidated sales of $3,373,330 and $3,604,650 to a domestic customer for a total of 24% and 23% of consolidated sales during the nine months ended March 31, 2004 and 2003, respectively. The Company had sales of $959,486 and $1,552,896 to a domestic customer for a total of 18% and 23% of consolidated sales, respectively for the quarter ended March 31, 2004.

      During the nine months ended March 31, 2004 and 2003, the Company and its subsidiaries had consolidated purchases of $5,722,455 and $5,743,695, respectively from two vendors for a total of 63% and 61% of consolidated purchases. During the quarter ended March 31, 2004 and 2003, the Company and its subsidiaries had consolidated purchases of $2,295,478 and $2,624,024, respectively from two vendors for a total of 64% and 66% of consolidated purchases.

4.    REVOLVING LINES OF CREDIT

      The Company has a revolving line of credit with a financing company which provides for maximum borrowings of $4,000,000 as determined by a formula based on trade accounts receivable and inventory. The line of credit matured January 31, 2004, bears interest at prime plus 1%-2% depending upon certain financial ratios, requires the maintenance of certain levels of income and tangible net worth and is secured by essentially all of the U.S. assets of the Company. The Company was not in compliance with its accounts payable aging requirements at March 31, 2004. The Company has obtained a verbal waiver from the financing company. The Company has signed a letter of intent to refinance its existing line of credit with another bank under what it believes will be comparable terms.

      The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000, based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $208,212 and $224,569 at March 31, 2004 and June 30, 2003, respectively. The line of credit matures November 30, 2004 and bears interest at 5.625%.

5.    INCOME TAXES

      The difference between the effective rate of income tax expense at March 31, 2004 and 2003 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are due to the utilization of net operating losses which were fully reserved by the valuation allowance in previous periods.

      The valuation allowance decreased by approximately $100,000 during the nine months ended March 31, 2004. The Company had approximately $530,000 domestic net operating loss carry-forwards which expire in 2022 and approximately $1,100,000 in foreign net operating loss carry-forwards both of which were fully reserved by a valuation allowance as of March 31, 2004. Management does not believe that it is more likely than not that the Company will realize the benefits of its deferred tax assets net of the existing valuation allowance.

6.    OPERATING LEASES

      The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Shanghai, China; and Hong Kong. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility lease expires July 2005. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet.

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

                               SEGMENT INFORMATION

                                        INCOME (LOSS)
   THREE MONTHS ENDED                       FROM        INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
     MARCH 31, 2004        NET SALES     OPERATIONS     EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------------  -----------   -------------   --------  ------------  ------------  -------------
Power Transmission        $ 4,552,528   $     254,908   $ 64,225  $  9,132,174  $     24,398  $      68,843
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Trailer and Implement         808,016          23,903     26,726     2,625,688         8,549         25,447
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.  $ 5,360,544   $     278,811   $ 90,951  $ 11,757,862  $     32,947  $      94,290
                          ===========   =============   ========  ============  ============  =============

   THREE MONTHS ENDED
     MARCH 31, 2004        NET SALES
------------------------  -----------
Domestic Customers        $ 4,865,109
                          -----------
Foreign Customers             495,435
                          -----------
Total Omni, U.S.A., Inc.  $ 5,360,544
                          ===========

                           PROPERTY AND
     MARCH 31, 2004       EQUIPMENT, NET
------------------------  --------------
Domestic                  $      486,404
                          --------------
Foreign                        1,075,996
                          --------------
Total Omni, U.S.A., Inc.  $    1,562,400
                          ==============

                                        INCOME (LOSS)
   THREE MONTHS ENDED                       FROM        INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
     MARCH 31, 2003        NET SALES     OPERATIONS     EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------------  -----------   -------------   --------  ------------  ------------  -------------
Power Transmission        $ 5,759,865   $     300,518   $ 74,602  $  8,174,070  $     84,635  $      58,639
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Trailer and Implement         881,661         (53,457)    38,182     3,084,994         6,906         22,958
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.  $ 6,641,526   $     247,061   $112,784  $ 11,259,064  $     91,541  $      81,597
                          ===========   =============   ========  ============  ============  =============

   THREE MONTHS ENDED
     MARCH 31, 2003        NET SALES
------------------------  -----------
Domestic Customers        $ 5,619,328
                          -----------
Foreign Customers           1,022,198
                          -----------
Total Omni, U.S.A., Inc.  $ 6,641,526
                          ===========

                           PROPERTY AND
    MARCH 31, 2003        EQUIPMENT, NET
----------------------    --------------
Domestic                  $      538,153
                          --------------
Foreign                        1,202,022
                          --------------
Total Omni, U.S.A., Inc.  $    1,740,175
                          ==============

                               SEGMENT INFORMATION
                                   (CONTINUED)

                                        INCOME (LOSS)
   NINE MONTHS ENDED                        FROM        INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
     MARCH 31, 2004        NET SALES     OPERATIONS     EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------------  -----------   -------------   --------  ------------  ------------  -------------
Power Transmission        $11,839,482   $     543,652   $195,292  $  9,132,174  $     90,189  $     198,204
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Trailer and Implement       2,365,888          27,668     84,766     2,625,688        36,973         81,422
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.  $14,205,370   $     571,320   $280,058  $ 11,757,862  $    127,162  $     279,626
                          ===========   =============   ========  ============  ============  =============

   NINE MONTHS ENDED
     MARCH 31, 2004        NET SALES
------------------------  -----------
Domestic customers        $12,724,948
                          -----------
Foreign customers           1,480,422
                          -----------
Total Omni, U.S.A., Inc.  $14,205,370
                          ===========

                           PROPERTY AND
     MARCH 31, 2004       EQUIPMENT, NET
------------------------  --------------
Domestic                  $      486,404
                          --------------
Foreign                        1,075,996
                          --------------
Total Omni, U.S.A., Inc.  $    1,562,400
                          ==============

                                        INCOME (LOSS)
   NINE MONTHS ENDED                        FROM        INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
     MARCH 31, 2003        NET SALES     OPERATIONS     EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------------  -----------   -------------   --------  ------------  ------------  -------------
Power Transmission        $13,192,103   $     728,856   $222,152  $  8,174,070  $    146,330  $     175,936
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Trailer and Implement       2,621,595        (200,379)    90,941     3,084,994        37,622         85,387
Components
                          -----------   -------------   --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.  $15,813,698   $     528,477   $313,093  $ 11,259,064  $    183,952  $     261,323
                          ===========   =============   ========  ============  ============  =============

   NINE MONTHS ENDED
     MARCH 31, 2003        NET SALES
------------------------  -----------
Domestic customers        $13,882,699
                          -----------
Foreign customers           1,930,999
                          -----------
Total Omni, U.S.A., Inc.  $15,813,698
                          ===========

                           PROPERTY AND
     MARCH 31, 2003       EQUIPMENT, NET
------------------------  --------------
Domestic                  $      538,153
                          --------------
Foreign                        1,202,022
                          --------------
Total Omni, U.S.A., Inc.  $    1,740,175
                          ==============

9.    RESTRUCTURING

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

Liquidity and Capital Resources

            The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $3,006,707 at March 31, 2004. The Company had working capital of $2,361,721 as of March 31, 2004 and working capital of $2,108,437 as of June 30, 2003, an increase of $253,284 from June 30, 2003. The increase in working capital from June 30, 2003 was due to net income, increases in accounts receivable and lines of credit and offset by the net decrease in accounts payable and accrued expenses.

            The Company had a cash balance of $387,871 as of March 31, 2004; reflecting a negative cash flow of $321,359 compared to the June 30, 2003 cash balance of $709,230. The Company's cash used by operating activities for the nine months ended March 31, 2004 of $258,920 consisted of increases in inventories and accounts receivable in both operating segments, offset by increases in accounts payable and accrued expenses.

            The Company's cash used in investing activities for the nine months ended March 31, 2004 of $137,671 consisted of net capital expenditures for the period in both operating segments.

            Net cash provided by financing activities for the nine months ended March 31, 2004 of $62,918 consisted primarily of net borrowings from the Company's lines of credit.

            The Company's current ratio was 1.31 as of March 31, 2004 and June 30, 2003.

            The Company believes that it will adequately be able to refinance its line of credit facilities. With its access to the line of credit and its anticipated ability to generate funds internally, the Company believes it has adequate capital resources to meet its working capital requirements for the next fiscal year, given its current working capital requirements, known obligations, and assuming current levels of operations. If however, operations do not remain at current levels and the Company is unable to access or renew its line of credit facilities or service its long term debt facilities, the Company will be required to reduce its operations accordingly which may have a negative impact on the Company's ability to meet the needs of it customers, suppliers and credit providers. In addition, the Company believes that it has the ability to raise additional financing in the form of debt to fund additional capital expenditures, if required.

Results for the Quarter ended March 31, 2004 compared with the Quarter ended March 31, 2003

            The Company had net sales of $5,360,544 for the three months ended March 31, 2004. This represents a decrease of 19% compared to the three months ended March 31, 2003 net sales of $6,641,526. Net sales of both business segments have decreased relative to a general market decline. The following table indicates the Company's net sales comparison and percentage of change for the three months ended March 31, 2004 and 2003:

                                    QUARTER                QUARTER
                                     ENDED         %        ENDED         %        DOLLAR      %
            NET SALES              03/31/04    OF TOTAL   03/31/03    OF TOTAL    CHANGE    CHANGE
--------------------------------  -----------  --------  -----------  --------  ----------  ------
Power Transmission Components     $ 4,552,528        85% $ 5,759,865        87% (1,207,337)    (21%)
                                  -----------       ---  -----------       ---   ---------     ----
Trailer and Implement Components      808,016        15%     881,661        13%    (73,645)     (8%)
                                  -----------       ---  -----------       ---   ---------     ----
Consolidated                      $ 5,360,544       100% $ 6,641,526       100% (1,280,982)    (19%)
                                  -----------       ---  -----------       ---   ---------     ----

            Gross profit for the three months ended March 31, 2004 decreased $24,334 to $1,194,367, compared to gross profit for the three months ended March 31, 2003 of $1,218,701. Gross profit as a percentage of net sales for the three months ended March 31, 2004 increased to 22% as compared to 18% for the three months ended March 31, 2003. This increase in profit margin was primarily due to the product mix of sales for the period to existing and new customers.

            Selling, general and administrative expenses decreased $56,084 to $915,556 in the three months ended March 31, 2004 from $971,640 in the three months ended March 31, 2003. Selling, general and administrative expenses decreased due to operational support required by the decrease in sales activity for the quarter as well as operational efficiencies gained due to consolidation of the Butler facilities as mentioned in Note 9 of the condensed consolidated financial statements.

            Income from operations for the Company increased $31,750 to $278,811 for the three months ended March 31, 2004, compared to $247,061 for the three months ended March 31, 2003. This increase is the result of decreased selling, general, and administrative expenses during the period.

            Interest expense decreased $21,833, to $90,951 for the three months ended March 31, 2004 from $112,784 for the three months ended March 31, 2003. The decrease resulted from decreased average borrowings on the Company's line of credit as a result of utilizing cash from operations to repay the line of credit.

            Other income was $23,449 for the three months ended March 31, 2004 compared to $48,525 for the three months ended March 31, 2003. The change is primarily the result of scrap and service fee income in the prior period.

            The Company's net income increased $28,507 to $211,309 or $0.18 per share, for the three months ended March 31, 2004 compared to $182,802, or $0.15 per share, for the three months ended March 31, 2003.

Results for the Nine months ended March 31, 2004 compared with the Nine months ended March 31, 2003

            The Company had net sales of $14,205,370 for the nine months ended March 31, 2004. This represents a decrease of 10% compared to the nine months ended March 31, 2003 net sales of $15,813,698. Net sales of both business segments have decreased relative to a general market decline. The following table indicates the Company's net sales comparison and percentage of change for the nine months ended March 31, 2004 and 2003:

                                  NINE MONTHS              NINE MONTHS
                                      ENDED        %          ENDED         %        DOLLAR      %
           NET SALES                03/31/04    OF TOTAL     03/31/03    OF TOTAL    CHANGE    CHANGE
--------------------------------  ------------  --------   ------------  --------  ----------  ------
Power Transmission Components     $ 11,839,482        83%  $ 13,192,103        83% (1,352,621)    (10%)
                                  ------------       ---   ------------       ---  ----------      --
Trailer and Implement Components     2,365,888        17%     2,621,595        17%   (255,707)    (10%)
                                  ------------       ---   ------------       ---  ----------      --
Consolidated                      $ 14,205,370       100%  $ 15,813,698       100% (1,608,328)    (10%)
                                  ------------       ---   ------------       ---  ----------      --

            Gross profit for the nine months ended March 31, 2004 decreased $227,224 to $3,309,066, compared to gross profit for the nine months ended March 31, 2003 of $3,536,290. Gross profit as a percentage of net sales for the nine months ended March 31, 2004 increased to 23% as compared to 22% for the nine months ended March 31, 2003. This increase in profit margin was primarily due to the product mix of sales for the period to existing and new customers.

            Selling, general and administrative expenses decreased $270,067 to $2,737,746 in the nine months ended March 31, 2004 from $3,007,813 in the nine months ended March 31, 2003. Selling, general and administrative expenses decreased due to operational support required by the decrease in sales activity for the period.

            Income from operations for the Company increased $42,843 to $571,320 for the nine months ended March 31, 2004, compared to $528,477 for the nine months ended March 31, 2003. This increase is primarily the result of the decrease in selling, general and administrative expenses.

            Interest expense decreased $33,035, to $280,058 for the nine months ended March 31, 2004 from $313,093 for the nine months ended March 31, 2003. The decrease resulted from decreased average borrowings on the Company's lines of credit as a result of utilizing cash from operations to repay the line of credit.

            Other income was $14,396 for the nine months ended March 31, 2004 compared to $131,848 for the nine months ended March 31, 2003. This change primarily results from decreases in scrap metal sales and service fee income.

            The Company's net income decreased $1,181 to $305,658, or $0.26 per share, for the nine months ended March 31, 2004 compared to $306,839, or $0.26 per share, for the nine months ended March 31, 2003.

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

      4) our lack of ability to sustain profitable operations and generate positive cash flows from those operations,

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

Date: May 14, 2004                   OMNI U.S.A., INC.

                                     By:   /s/  Jeffrey K. Daniel
                                           -----------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                                INDEX TO EXHIBIT

Exhibit No.  Description

31.1 Certification of CEO, President & CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of CEO, President & CFO Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002