Form 10KSB
period 2004-06-30
OMNI USA INC
filed 2004-10-13
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
                         COMMISSION FILE NUMBER: 0-17493

                                OMNI U.S.A., INC.
                               -------------------
                              (Name of Registrant)

         NEVADA                                          88-0237223
        --------                                         ----------
(State of Incorporation)                       (IRS Employer Identification No.)

                      7502 MESA ROAD, HOUSTON, TEXAS 77028
                    (Address of principal executive offices)

                    Issuer's telephone number: (713) 635-6331
                     Issuer's internet address: www.ousa.com
           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $.004995 PAR VALUE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(g) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year were $19,151,939

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 12, 2004 was approximately $1,021,660 based on quoted sales on the Over The Counter (OTC) Bulletin Board on such date.

      The number of shares of the Registrant's common stock outstanding as of September 22, 2004 was 1,171,812.

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

      Products

      OMNI GEAR

      Power Transmission Components. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 83% of the Company's revenues in fiscal years 2004 and 2003.

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

      BUTLER

      Trailer and Implement Components. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Butler's Oklahoma facility manufactures component parts for horse, livestock and utility trailers. Their products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 17% of the Company's net sales in fiscal years 2004 and 2003.

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

      The Company owns a 35,000 square foot facility in Butler, Kentucky where all jacks from 10,000 lbs. to 220,000 lbs. capacities are manufactured. The light-duty jacks and bumper pull and gooseneck couplers are manufactured in China in accordance with Butler's quality specifications.

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

      Distribution, Sales and Marketing

      Distribution. The Company distributes its products primarily to original equipment manufacturers and distributors. Customers with limited requirements, and most of the Company's North American customers, typically purchase Omni Gear product from inventories. Omni Resources, including Shanghai Omni Gear, on the other hand, ships parallel shaft and planetary geardrive products, marketed under Omni Gear, directly from the factory to U.S. customers and foreign customers located primarily in Australia, Europe, South America and Japan, or to other customers that purchase entire containers or production runs of Omni Gear products. Butler distributes its products to after-market distributors, trailer OEMs and export brokers. All products are shipped from Butler's manufacturing facility in Butler, Kentucky or prior to fiscal 2004 from Butler's facility in Madill, Oklahoma. Sales are divided between Omni Gear, Omni Resources, and Butler based on product line, location of the customer and size of the orders, with the majority of the sales to customers in the United States.

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

      Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,628,000 in inventory at the Houston, Texas facility, approximately $972,000 at the Butler, Kentucky facility, approximately $985,000 at the Shanghai, China facility, approximately $146,000 in Brazil and approximately $282,000 in transit. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities. The Company forecasts sales 12 months in advance and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory. The Company expects that current inventory and production levels in the next fiscal year will adequately supply product to fulfill the Company's backlog of orders.

      As of June 30, 2004, the Company's backlog was approximately $10,600,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule. The Company believes that its entire backlog is shippable in the next fiscal year.

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

      Other

      Employment. The Company currently employs approximately two hundred sixteen persons worldwide; (i) one hundred sixty-two by Shanghai Omni Gear, (ii) nineteen at the Company's Houston, Texas facility, (iii) thirty at the Company's facilities in Butler, Kentucky, (iv) three by Omni Gear do Brazil, and (v) two by Omni Resources. Twenty-three of Butler's thirty employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

      Research and Development. The Company currently employs three full-time engineers who design products to meet new customer specification or applications and to make refinements in product manufacturing processes and product quality. Research and development expenses, unless otherwise specified, are reflected in the Company's financial statements as part of operating expenses.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company currently leases facilities located in Houston, Texas and Shanghai, China, and owns a 35,000 square foot manufacturing facility in Butler, Kentucky.

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

      Butler owns a 35,000 sq. ft. manufacturing facility in Butler. In October 2003, the Company committed to a plan to consolidate the operations of its Trailer and Implement Components business segment into one manufacturing facility. The Madill, Oklahoma facility was closed and its employees terminated or relocated to Butler, Kentucky. The inventory, machinery and equipment are being moved to Butler, Kentucky to fill excess capacity and space. While the Company is still committed to the Madill lease, it believes that the consolidation of manufacturing operations will reduce costs with little or no adverse impact to future sales levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock trades on the NASDAQ Over-The-Counter tier of the NASDAQ Stock Market under the symbol "OUSA".

      The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market (amounts have been restated to account for the reverse stock split):

Quarter Ending           Low                   High
--------------           ---                   ----
06/30/02                 0.86                  1.16

09/30/02                 0.55                  1.20

12/31/02                 0.25                  1.05

03/31/03                 0.25                  0.35

06/30/03                 0.35                  1.01

09/30/03                 0.50                  1.80

12/31/03                 0.70                  0.70

03/31/04                 0.36                  1.12

06/30/04                 0.88                  1.65

      As of October 12, 2004, the closing price of the Company's Common Stock was $1.11 per share. As of June 30, 2004, there were approximately 550 holders of record of the Company's Common Stock.

      The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative retained deficit of $2,109,416 as of June 30, 2004; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Liquidity and Capital Resources

      The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $347,040 at June 30, 2004. The Company had working capital of $2,436,127 as of June 30, 2004 and $2,108,434 as of June 30, 2003; an increase of $327,687 during the fiscal year ended June 30, 2004. The change in working capital was due primarily to decreases in accounts receivable, accounts payable, inventory, accrued expenses and borrowings on long-term debt offset by payments on the Company's lines of credit in the fiscal year ended June 30, 2004.

      The Company had negative cash flow of $176,208 which resulted in a cash balance of $533,022 at the year ended June 30, 2004, compared to the June 30, 2003 cash balance of $709,230. The negative cash flow was generated by increases in payments to the line of credit and notes payable and capital additions.

      The inventory balance as of June 30, 2004 was $4,013,221, a decrease of $887 compared to the June 30, 2003 inventory of $4,014,108.

      The Company's cash used in investing activities for the year ended June 30, 2004 of ($150,160) consisted primarily of capital expenditures for fixed assets compared to ($355,792) for the year ended June 30, 2003. The Company believes that its present facilities and planned capital expenditures are sufficient to provide adequate capacity for operations in the next fiscal year.

      Net cash used from financing activities for the year ended June 30, 2004 of $2,015,956 consisted primarily of net repayments of the Company's line of credit as well as the temporary factoring agreement.

      The Company's current ratio was 1.56 as of June 30, 2004, which is a 19% increase when compared to the June 30, 2003 current ratio of 1.31.

      On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable.

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

      Results of Operations

      Fiscal year ended June 30, 2004, compared to fiscal year ended June 30 2003. The Company's business is cyclical and dependent on industrial spending levels and is impacted by the strength of the economy and other factors. The Company had net sales of $19,151,939 for the year ended June 30, 2004. This represents a decrease of 4% compared to the year ended June 30, 2003 net sales of $19,963,387. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2004 and 2003:

                                         YEAR ENDED        %      YEAR ENDED      %        DOLLAR        %
            NET SALES                     6/30/04      OF TOTAL    6/30/03     OF TOTAL    CHANGE      CHANGE
-------------------------------------------------------------------------------------------------------------
Power Transmission Components           $15,961,652       83%    $16,530,045      83%    $ (568,393)     (3%)
Trailer and Implement Components          3,190,287       17%      3,433,342      17%      (243,055)     (7%)

Consolidated                            $19,151,939      100%    $19,963,387     100%    $ (811,448)     (4%)

The decrease of net sales of both business segments was relative to a general market decline.

      Gross profit for the year ended June 30, 2004 decreased $96,274 to $4,536,093, compared to gross profit for the year ended June 30, 2003 of $4,632,367. The decrease in gross profit is due primarily to decrease in net sales, offset by improved efficiencies in manufacturing, ongoing efforts to manage and decrease overhead. Gross profit as a percentage of net sales was 24% for the year ended June 30, 2004 and 23% for the year ended June 30, 2003.

      Selling, general and administrative expenses decreased $159,726 to $3,821,650 in the year ended June 30, 2004 from $3,981,376 in the year ended June 30, 2003. Selling, general and administrative expenses as a percentage of sales was 20% for the year ended June 30, 2004 and 20% for the year ended June 30, 2003. The decrease in selling, general and administrative expenses are due to decreased operational support required by the decrease in sales activity as well as operational efficiencies gained due to consolidation of the Butler facilities.

      Income from operations for the Company increased $63,452 to $714,443 for the year ended June 30, 2004, compared to $650,991 for the year ended June 30, 2003. This increase is primarily the result of decreased gross profit, offset by decreased selling, general, and administrative expenses during the year ended June 30, 2004.

      Interest expense increased $18,589, to $438,616 for the year ended June 30, 2004 from $420,027 for the year ended June 30, 2003. The increase resulted from increased borrowings occurring within the year which was partially offset by declining interest rates and favorable terms on new and refinanced debt.

      Other income, net (expense) was income of $28,898 for the year ended June 30, 2004 compared to an income of $164,496 for the year ended June 30, 2003. The change was mostly attributable to the reduction in miscellaneous income in foreign operations.

      The Company's net income decreased $81,852 to $282,301, or $0.24 per share, for the year ended June 30, 2004 compared to $364,153, or $0.31 per share, for the year ended June 30, 2003.

      Critical Accounting Policies

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

      Cautionary Statement

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

ITEM 7. FINANCIAL STATEMENTS

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 and 2003

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/                               HARPER & PEARSON COMPANY

Houston, Texas
September 23, 2004

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003

                                                                              2004            2003
                                                                         ------------    ------------
                                 ASSETS
CURRENT ASSETS
   Cash                                                                  $    533,022    $    709,230
   Accounts receivable, trade, net                                          2,042,392       3,891,727
   Accounts receivable, related parties                                        24,740          29,167
   Inventories, net                                                         4,013,221       4,014,108
   Notes receivable, trade                                                          -          63,810
   Prepaid expenses                                                           200,041         224,049
                                                                         ------------    ------------

               TOTAL CURRENT ASSETS                                         6,813,416       8,932,091

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                                1,522,830       1,706,669
OTHER ASSETS - primarily intangible assets, net                               329,756         330,248
                                                                         ------------    ------------

TOTAL ASSETS                                                             $  8,666,002    $ 10,969,008
                                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $  2,430,087    $  2,805,776
   Revolving line of credit                                                   347,040       2,740,030
   Accrued expenses                                                           256,031         458,244
   Current portion of notes payable                                         1,344,134         819,604
                                                                         ------------    ------------

               TOTAL CURRENT LIABILITIES                                    4,377,292       6,823,654
                                                                         ------------    ------------

NOTES PAYABLE                                                               1,014,436       1,161,953
                                                                         ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812                          6,129           6,129
   shares outstanding)
   Additional paid-in capital                                               5,372,815       5,372,815
   Treasury stock (55,267 shares)                                            (100,071)       (100,071)
   Retained deficit                                                        (2,109,416)     (2,391,717)
   Foreign currency translation adjustment                                    104,817          96,245
                                                                         ------------    ------------

               TOTAL STOCKHOLDERS' EQUITY                                   3,274,274       2,983,401
                                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                                $  8,666,002    $ 10,969,008
                                                                         ============    ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                             2004            2003
                                                         ------------    ------------
NET SALES                                                $ 19,151,939    $ 19,963,387

COST OF SALES                                             (14,615,846)    (15,331,020)
                                                         ------------    ------------

      Gross Profit                                          4,536,093       4,632,367

OPERATING EXPENSES
   Selling, general and administrative                     (3,821,650)     (3,981,376)
                                                         ------------    ------------

      Operating income                                        714,443         650,991

OTHER INCOME (EXPENSE)
   Commission income, net                                     (22,424)          9,086
   Interest expense                                          (438,616)       (420,027)
   Other, net                                                  28,898         164,496
                                                         ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                              282,301         404,546

INCOME TAX EXPENSE                                                  -          40,393

NET INCOME                                                    282,301         364,153

GAIN (LOSS) ON FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                                        8,572             (75)
                                                         ------------    ------------

COMPREHENSIVE INCOME                                     $    290,873    $    364,078
                                                         ============    ============

BASIC INCOME PER SHARE                                   $       0.24    $       0.31
                                                         ============    ============

DILUTED INCOME PER SHARE                                 $       0.24    $       0.31
                                                         ============    ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                         Common Stock
                                     ---------------------
                                        Number                 Additional                                 Foreign
                                      of Shares                 Paid-In      Treasury      Retained       Currency
                                     Outstanding    Amount      Capital        Stock        Deficit      Adjustment      Total
                                     -----------    ------      -------        -----        -------      ----------      -----
Balance, June 30, 2002                1,207,912    $ 6,129    $ 5,372,815    $ (57,141)  $ (2,755,870)   $  96,320    $ 2,662,253

Number of Shares Repurchased            (36,100)                               (42,930)                                   (42,930)

Net Income (Loss)                                                                             364,153                     364,153

Unrealized loss on foreign
currency translation adjustment                                                                                (75)           (75)
                                      ---------    -------    -----------   ----------   ------------    ---------    -----------

Balance, June 30, 2003                1,171,812      6,129      5,372,815     (100,071)    (2,391,717)      96,245      2,983,401

Number of Shares Repurchased

Net Income (Loss)                                                                             282,301                     282,301

Unrealized gain on foreign
currency translation adjustment                                                                              8,572          8,572
                                      ---------    -------    -----------   ----------   ------------    ---------    -----------

Balance, June 30, 2004                1,171,812    $ 6,129    $ 5,372,815   $ (100,071)  $ (2,109,416)   $ 104,817    $ 3,274,274
                                      =========    =======    ===========   ==========   ============    =========    ===========

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                              2004            2003
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $    282,301    $    364,153
                                                         ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                         344,980         363,605
        Deferred tax expense                                        -          40,393
        Loss on disposal of assets                                  -           4,542
        Changes in operating assets and liabilities:
              Accounts and notes receivable                 1,917,572        (427,101)
              Inventories                                         887         154,418
              Prepaid expenses                                 24,008        (109,137)
              Accounts payable and accrued expenses          (577,904)        511,955
              Other assets                                    (10,509)              -
                                                         ------------    ------------

                Total adjustments                           1,699,035         538,675
                                                         ------------    ------------

                Net cash provided by operating
                  activities                                1,981,336         902,828
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (150,160)       (224,320)
  Acquisition of intangible and other assets                        -        (131,472)
                                                         ------------    ------------

                Net cash used by investing activities        (150,160)       (355,792)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on lines of credit              12,818,577      14,410,218
  Payments on line of credit                              (15,211,546)    (14,520,458)
  Purchase of Treasury Stock                                        -         (42,930)
  Payments on notes payable                                   377,013        (506,105)
                                                         ------------    ------------

                Net cash used by financing
                  activities                               (2,015,956)       (659,275)
                                                         ------------    ------------

Gain (Loss) on foreign currency translation adjustment          8,572             (75)
                                                         ------------    ------------

NET DECREASE IN CASH                                         (176,208)       (112,314)

CASH AT BEGINNING OF PERIOD                                   709,230         821,544
                                                         ------------    ------------

CASH AT END OF PERIOD                                    $    533,022    $    709,230
                                                         ============    ============

See accompanying notes.

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - Omni U.S.A., Inc. (the Company) is incorporated in the state of Nevada. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Omni U.S.A., Inc. (a Washington Company), Omni Resources, Ltd. (a Hong Kong Corporation), Butler Products Corporation (a Kentucky Corporation) and Omni Gear do Brazil (a Brazilian Company). The financial statements of Omni Resources, Ltd. include the activity of its wholly-owned subsidiary, Shanghai Omni Gear Co., Ltd. located in Shanghai, China. All material inter-company transactions and balances have been eliminated in consolidation.

      Organization and Business - The Company designs, develops, manufactures and distributes power transmission components and trailer and implement components, used primarily for agricultural, material handling, mobile off-highway and industrial purposes, to original equipment manufacturers and distributors worldwide. The Company's manufacturing and distribution system involves locating qualified domestic or foreign manufacturers of products, (in the case of contract manufacturing) contracting with such manufacturers, and distributing to an ultimate third party customer. The Company also self-produces products using both domestic and foreign components. Since 1986, the Company's power transmission products have been manufactured primarily in China and approximately 70% of the Company's towing products are manufactured in the United States. In 2002, the Company formed Omni Gear do Brazil to distribute its products in Brazil and South America. Currently, its operations have been minimal and limited to sales to primarily one customer.

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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $436,952 and $560,493 in 2004 and 2003, respectively.

      Trade accounts receivable consist of receivables from both domestic and foreign customers in various industries and geographic regions worldwide, with more than one half of consolidated sales being to customers in the Southern and Central United States. Generally, no collateral or other security is required to support customer receivables. An allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Sales of receivables without recourse under the Company's factoring arrangement as further discussed in Note 2 are recorded as a sales of assets.

      As of June 30, 2004, one customer accounted for 15% of consolidated receivables. As of June 30, 2003 one customer accounted for 28% of consolidated receivables.

      Notes receivable result from sales made with extended credit terms and are payable in monthly installments and carry interest.

      The Company has inventory located in China of approximately $985,000 and $827,846 at June 30, 2004 and 2003, respectively and in Brazil of approximately $146,000 and $126,000 at June 30, 2004 and 2003,
      respectively.

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

                                                          Estimated useful
                                                            lives (years)
                                                            -------------
Warehouse, manufacturing, and office equipment                 3 to 10
Leasehold improvements                                         5 to 10
Tooling costs                                                  5 to 10

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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Intangible Assets and Organizational Costs - Intangible assets consist of goodwill from the Butler Products acquisition, engineering plans, designs, trademarks and patents. Amortization of non-goodwill intangibles is provided on a straight-line basis over five to fifteen year periods. The Company adopted SFAS No. 142 effective July 1, 2001. At June 30, 2004 and 2003, the Company had $168,000 in intangible goodwill is no longer being amortized as a result of this statement. Management believes that there is no impairment to goodwill at June 30, 2004 and 2003.

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

      Fair Value of Financial Instruments - The fair values of financial instruments approximate their reported carrying amounts at June 30, 2004 and 2003 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates. As of June 30, 2004 and 2003, the Company does not have any derivatives and has experienced no impact from adoption of SFAS No. 133.

      Other Income - Other income consists of income received from sales of scrap inventory and gains and losses on the sales of assets. Value added tax rebates classified as other income at June 30, 2003 amounting to approximately $199,000 has been reclassified to cost of goods sold to conform to the presentation at June 30, 2004.

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

NOTE 2 ACCOUNTS RECEIVABLE

      Accounts receivable at June 30 consisted of the following:

                                                   2004              2003
                                                   ----              ----
Accounts receivable, trade                      $2,167,540         $4,127,126
Allowance for doubtful accounts                   (125,148)          (235,399)
                                                ----------         ----------
                                                $2,042,392         $3,891,727
                                                ==========         ==========

      In May 2004, the Company entered into a factoring agreement with a financing company which temporarily replaced the Company's revolving line of credit. Under the factoring agreement, the financing company purchases qualifying accounts receivable without recourse subject to a residual payment of 15% of the receivable balance less factoring fees. The Company accounts for the factoring of the receivables as a sale of assets in accordance with Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Total receivables sold under the factoring agreement were $1,419,630 at June 30, 2004. Included in accounts receivable at June 30, 2004 are $212,944 in residual payments due to the Company from the financing company. Subsequent to June 30, 2004, the factoring arrangement was replaced with a revolving line of credit as further discussed in Note 18.

NOTE 3 INVENTORIES

      Inventories at June 30 consisted of the following:

                                     2004           2003
                                     ----           ----
Raw materials                    $   299,755    $   225,106
Work in process                      196,438        225,634
Finished Goods                     3,646,008      3,684,368
Reserve for obsolete inventory      (128,980)      (121,000)
                                 -----------    -----------
                                 $ 4,013,221    $ 4,014,108
                                 ===========    ===========

NOTE 4 PROPERTY AND EQUIPMENT

      Property and equipment at June 30 consisted of the following:

                                                     2004           2003
                                                     ----           ----
Warehouse, manufacturing, and office equipment   $ 3,842,786    $ 3,730,611
Land, buildings, and leasehold improvements          634,209        620,669
Tooling costs                                        546,651        522,206
                                                 -----------    -----------
                                                   5,023,646      4,873,486
Accumulated depreciation and amortization         (3,500,816)    (3,166,817)
                                                 -----------    -----------
                                                 $ 1,522,830    $ 1,706,669
                                                 ===========    ===========

NOTE 5 OTHER ASSETS

      Other assets at June 30 consisted of the following:

                                            2004         2003
                                            ----         ----
Intangible assets                        $ 439,412    $ 931,113
Cash surrender value of life insurance           -       12,419
                                         ---------    ---------
                                         $ 439,412    $ 943,532
Accumulated amortization                  (124,671)    (613,284)
                                         ---------    ---------
                                         $ 314,741    $ 330,248
                                         =========    =========

NOTE 6 REVOLVING LINES OF CREDIT

      The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000, based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $347,040 and $224,569 at June 30, 2004 and June 30, 2003, respectively. The line of credit matures November 30, 2004 and bears interest at 5.625%.

      The Company previously had a revolving line of credit with a financing company which provided for maximum borrowings of $4,000,000. The line of credit bore interest at prime plus 1-2% dependent upon certain financial ratios, required maintenance of certain levels of income and tangible net worth and was secured by essentially all of the U.S. assets of the Company. The line of credit matured in June 2003 and was not in compliance with its minimum financial reporting covenants at June 30, 2003. The Company continued to borrow under the line of credit under verbal extensions and waivers from the financing company until the financing company halted borrowings in May 2004. The line of credit was repaid and replaced with a factoring facility and inventory term loan with another financing company as discussed in Notes 2 and 7. Borrowings under the line of credit at June 30, 2004 and 2003 amounted to $0 and $2,515,461, respectively.

      On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable.

NOTE 7 NOTES PAYABLE

      Notes payable at June 30 consisted of the following:

                                                                              2004         2003
                                                                              ----         ----
Notes payable to banks/finance companies, due in aggregate monthly installments of $949 including interest ranging from 1.9% to 7.7%,
maturing at various dates through 2006, secured by vehicles               $   12,691   $   23,967

Notes payable to equipment manufacturer, due in aggregate monthly installments of $198 including interest, maturing at various dates
through 2008                                                                   6,636            -

Note payable to equipment manufacturer, secured by equipment
Management has classified these balances and payments based upon management's plan to repay the debt over a 60 month period in monthly
installments of $5,800 including interest at 8% through 2007.                178,683      230,985

Note payable to PACCAR, Inc. due in minimum monthly payments of $18,600 including principle and interest of approximately 11% commencing for a
period of 5 years in May 2002, unsecured                                     601,647      738,639

Note payable to supplier of $435,916 payable in a 10% premium paid on all future purchases from the supplier until the balance is paid in full.  Classification of current and long term portions are based upon
Management's best estimate of future repayments.                             347,902      435,916

Note payable to foreign third party principle due in one payment
January 27, 2006, interest at 0.54% due monthly and secured by certain
machinery and equipment of Shanghai Omni Gear                                362,443      302,050

Junior Subordinated Notes to Butler Products Corporation former owners at 8% annual interest with variable payments based upon margins earned on certain Butler product sales and from proceeds of any Butler assets sold in the future, if any.  The former owners have the right to further amend and accelerate the repayment terms if repayment of principle is not deemed adequate by the former owners under the above
repayment plan.  Management has classified the balance as current.           181,974      250,000

Inventory note payable of $850,000 at 7% due in monthly payments of
$30,000 with the remaining balance due August 31, 2004.  The note payable is subject to certain financial and reporting covenants and secured by the assets of the Company.  The Company was in not in compliance with its covenants at June 30, 2004.  The note was repaid in
August 2004 as further discussed in Note 18 with a new revolving line
of credit.                                                                   666,595            -
                                                                          ----------   ----------
                                                                           2,358,570    1,981,557
Less current portion                                                       1,344,134      819,604
                                                                          ----------   ----------
Long term portion                                                         $1,014,436   $1,161,953
                                                                          ==========   ==========

      Future maturities of long-term debt by fiscal year are as follows:

2005                                                                         $  1,344,134
2006                                                                              346,232
2007                                                                              367,114
2008                                                                              251,374
2009                                                                               49,716
                                                                             ------------
                                                                             $  2,358,570
                                                                             ============

NOTE 8 COMMON STOCK

      The Company has authorized 50,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 2004, the Company had issued 1,227,079 shares with 1,171,812 shares outstanding and 55,267 treasury shares. The Company has never paid cash dividends on its Common Stock. As a result of net losses in the prior fiscal years, the Company has a cumulative retained deficit of $2,109,416 as of June 30, 2004; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends.

NOTE 9 WARRANTS TO PURCHASE COMMON STOCK

      The Company has Class B Warrants that entitle the holder to purchase shares of common stock as follows:

                                                                                             Number of
                                                                               Price per     Warrants
                                                           Expiration Date       Share        Issued
                                                           ---------------     ---------     ---------
Class B Series (PACCAR. Inc.)                              July 1st, 2009        6.00         166,667

      On September 23, 1999, the Company entered into a $1,000,000 loan agreement with PACCAR Inc. (PACCAR). Under the terms of the loan, PACCAR received 166,667 warrants to purchase shares of the Company's common stock. The warrants may be exercised through July 2009 at $6.00 per share. The warrants to purchase stock may be reduced to 116,667 upon the occurrence of certain subsequent events.

NOTE 10 STOCK OPTION PLANS

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

      The Board of Directors has reserved 500,000 shares under the Plans.

                                                                                                          Weighted-
                                Total #    $12.00    $3.00   $4.875      $6.75     $3.564     $3.1875     Average
   Stock Option Summary        of Shares  Options  Options  Options     Options    Options    Options  Exercise Price
-----------------------------  ---------  -------  -------  -------     -------    -------    -------  --------------
Options Outstanding at June
 30, 2002                       345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
Options Granted                       0        0         0        0          0          0          0           0
Options Canceled                      0        0         0        0          0          0          0           0
Options Outstanding at June     345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
 30, 2003
Options Granted                       0        0         0        0          0          0          0           0
Options Canceled                      0        0         0        0          0          0          0           0
Options Outstanding at June     345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
 30, 2004
Exercisable at June 30, 2004    345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
Exercisable at June 30, 2003    345,667   23,333   297,333   10,000      5,000     10,000          0        3.63
Available for future grant at
 June 30, 2004                  154,333
                                -------   ------   -------  -------      -----     ------         --        ----
Weighted-average remaining
contractual life in years           2.7        1       2.5        5          5        5.5          0
                                -------   ------   -------  -------      -----     ------         --        ----

      SFAS No. 123 and 148, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No options were granted in the fiscal years ended June 30, 2004 and 2003 and there was no effect to the income statement under SFAS 123 and 148.

NOTE 11 EARNINGS PER SHARE

      The following sets forth the computation of basic and diluted earnings per share at June 30, 2004 and 2003.

                                                                              2004                      2003
                                                                          -----------               -----------
Numerator
   Net Income (loss)                                                      $   282,301               $   364,153
                                                                          ===========               ===========

Denominator
   Denominator for basic earnings per share -
    weighted average common shares outstanding                              1,171,812                 1,184,287

   Effect of dilutive securities:
        Conversion of dilutive stock options                                        -                         -
                                                                          -----------               -----------

    Denominator for dilutive earnings per share -
     adjusted weighted average shares and assumed conversion                1,171,812                 1,184,287
                                                                          ===========               ===========

Basic Earnings Per Share                                                  $      0.24               $      0.31
                                                                          ===========               ===========

Diluted Net Earnings Per Share                                            $      0.24               $      0.31
                                                                          ===========               ===========

      Stock options at June 30, 2004 and 2003 are antidilutive as all exercise prices are currently higher than the market price.

NOTE 12 INCOME TAXES

      Income tax (expense) benefit is comprised of the following:

                                                                              2004            2003
                                                                              ----        ----------
Current state                                                                    -                 -
Deferred - Current                                                               -            40,393
Deferred - Long-Term                                                             -                 -
                                                                              ----        ----------
                                                                                 -        $   40,393
                                                                              ====        ==========

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

            The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                                           2004               2003
                                                                        ---------          ---------
Current deferred tax assets
    Accounts receivable                                                 $  43,000          $  71,000
    Inventory                                                              63,000             60,000
    Domestic net operating loss carry-forwards                            164,000            144,000
    Foreign subsidiary net operating loss carry-forwards                  517,000            528,000
                                                                        ---------          ---------
    Deferred tax assets                                                   787,000            803,000

Non-current deferred tax liabilities
    Depreciation                                                         (128,000)           (77,000)
                                                                        ---------          ---------
Net deferred income tax assets                                            659,000            726,000
Valuation allowance                                                      (659,000)          (726,000)
                                                                        ---------          ---------
Net deferred income taxes                                                       -                  -
                                                                        =========          =========

            The valuation allowance decreased $67,000 and $30,107 during 2004 and 2003, respectively due to losses. At June 30, 2004 the Company had approximately $482,000 of domestic net operating losses, which expire in 2022.

            The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. In determining the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax assets and liabilities, projected future taxable income, if any, and the tax planning strategies in determining this value. Management does not believe it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances at June 30, 2004. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,500,000 at June 30, 2004.

            The difference between the effective rate of income tax expense at June 30, 2004 and 2003 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.

                                                                          2004              2003
                                                                        --------         ----------
Provision for income tax benefit/(expense) at U.S. statutory rates      $(64,407)        $ (137,550)
Change in income tax benefit/(expense) resulting from:
    Non-deductible expense                                                (3,600)            (3,183)
    Utilization of NOL carry forwards previously reserved                      -             71,728
    Other                                                                  1,007             (1,495)
Change in valuation reserve                                               67,000             30,107
                                                                        --------         ----------
Income tax benefit (expense)                                                   -           ($40,393)
                                                                        ========         ==========

NOTE 13 COMMITMENTS AND CONTINGENCIES

            Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, Texas and Shanghai, China. The Houston lease is $8,500 per month through 2005. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2004, the future minimum rental payments required under operating leases were approximately:

2005                                                                                      $  232,824
2006                                                                                         137,717
2007                                                                                         129,217
2008                                                                                         129,217
2009                                                                                         127,457
Thereafter                                                                                 1,751,842
                                                                                          ----------
Total                                                                                     $2,508,274
                                                                                          ==========

            Rent expense was approximately $257,000 and $303,400 during the years ended June 30, 2004 and 2003, respectively.

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

            Employment - Seventy-seven percent of one of the subsidiary's employees, (specifically, twenty-three of thirty Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires June 13, 2005.

            Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2004 and 2003, the Company made no contributions to the plan.

            Litigation - The Company continues to aggressively protect its trademarks. From time to time the Company files suit to enforce its trademark and other intellectual property. Historically, the Company has been successful in preventing others from using Omni's trademarks or trade dress or in seeking other relief.

NOTE 14 MAJOR CUSTOMERS AND SUPPLIERS

            The Company and its subsidiaries had consolidated sales in its power transmission component segment of $3,954,991 and $4,622,482 to one customer representing 21% and 22% of total consolidated sales in fiscal 2004 and 2003, respectively.

            Approximately 61% and 65% of the Company's inventory purchases were from two companies in China in 2004 and 2003, respectively.

NOTE 15 SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

            The Company converted $466,000 in accounts payable into notes payable and acquired $33,000 in automobiles through direct financing in 2003.

            Due to net operating loss carryforwards, the Company was not required to pay any income taxes in 2004 and 2003.

            The Company paid interest of $438,616 and $401,230 during the fiscal years ended June 30, 2004 and 2003 respectively.

NOTE 16 SEGMENT INFORMATION

            The Company identifies its competition and business segments by the power transmission and trailer and implement components.

            Selected financial information by business segment with respect to these activities for the years ended June 30 is as follows:

                                                                             2004                      2003
                                                                       --------------             --------------
Net Sales
  Power Transmission Components                                        $   15,961,652             $   16,530,045
  Trailer and Implement Components                                          3,190,287                  3,433,342
                                                                       --------------             --------------
  Total Omni U.S.A., Inc.                                              $   19,151,939             $   19,963,387
                                                                       ==============             ==============

Income from Operations
  Power Transmission Components                                        $      901,049             $    1,029,695
  Trailer and Implement Components                                           (186,606)                  (378,704)
                                                                       --------------             --------------
  Total Omni U.S.A., Inc.                                              $      714,443             $      650,991
                                                                       ==============             ==============

Net Income (Loss)
  Power Transmission Components                                        $      571,980             $      872,744
  Trailer and Implement Components                                           (289,679)                  (508,591)
                                                                       --------------             --------------
  Total Omni U.S.A., Inc.                                              $      282,301             $      364,153
                                                                       ==============             ==============

Identifiable Assets
  Power Transmission Components                    $ 5,819,116       $ 8,359,439
  Trailer and Implement Components                   2,846,886         2,609,569
                                                   -----------       -----------
  Total Omni U.S.A., Inc.                          $ 8,666,002       $10,969,008
                                                   ===========       ===========

Revenues
  Domestic Customers                               $16,823,270       $17,989,668
  Foreign Customers                                  2,328,669         1,973,719
                                                   -----------       -----------
  Total Revenues                                   $19,151,939       $19,963,387
                                                   ===========       ===========

Property and Equipment (net)
  Domestic                                         $   469,990       $   533,084
  Foreign                                            1,052,840         1,173,585
                                                   -----------       -----------
  Total Property and Equipment                     $ 1,522,830       $ 1,706,669
                                                   ===========       ===========

Depreciation and amortization
  Power Transmission Components                    $   237,070       $   245,053
  Trailer and Implement Components                     107,910           118,552
                                                   -----------       -----------
  Total Omni U.S.A., Inc.                          $   344,980       $   363,605
                                                   ===========       ===========

Interest Expense
  Power Transmission Components                    $   333,370       $   292,983
  Trailer and Implement Components                     105,246           127,044
                                                   -----------       -----------
  Total Omni U.S.A., Inc.                          $   438,616       $   420,027
                                                   ===========       ===========

NOTE 17 RESTRUCTURING

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

NOTE 18 SUBSEQUENT EVENTS

      On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5 million dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable.

NOTE 19 FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

      During the fourth quarter, the Company recorded adjustments of approximately $80,000 to write down inventory in its Trailer Implement Components business segment as a result of its consolidation of facilities to Butler, Kentucky during the second quarter of fiscal year 2004, the adjustments were the result of determinations that certain transferred inventory from discontinued operations retained no value.

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

     Name                               Age                                  Position
     ----                               ---                                  --------
Jeffrey K. Daniel                       43                  President, Chief Executive Officer and Director

Craig L. Daniel                         44                  Vice President-Manufacturing and Director

Kevin Guan                              46                  Director

Didi Duan                               57                  Director

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                                          Annual Compensation                    Long Term Compensation
                                   ---------------------------------    ----------------------------------------
                                                                                 Awards                  Payouts
                                                                        ----------------------------------------
                                                                        Restricted    Securities
    Name and                                            Other Annual       Stock      Underlying                     All Other
    Position             Year       Salary      Bonus   Compensation      Awards     Options/SARs        Payouts   Compensation
-------------------------------------------------------------------------------------------------------------------------------
Jeffrey K. Daniel
President & CEO          2002      $ 115,000       -           -             -            -                 -            -
                         2003        110,000       -           -             -            -                 -            -
                         2004        110,000       -           -             -            -                 -            -

Craig L. Daniel
Vice President-          2002         85,000       -           -             -            -                 -            -
Manufacturing            2003         85,000       -           -             -            -                 -            -
                         2004         85,000       -           -             -            -                 -            -

No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 2004.

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

                         Ten-Year Options/SAR Repricings

                            Number of                                                Length
                            Securities       Market          Exercise              of Original
                            Underlying   Price of Stock  Price of Stock            Option Term
                           Options/SARs    at Time of      at Time of      New     Remaining at
                           Repriced or    Repricing or    Repricing or   Exercise    Date of
      Name         Date      Amended       Amendment       Amendment      Price     Repricing
-----------------  ------  ------------  --------------  --------------  --------  ------------
Jeffrey K. Daniel  6/6/97     53,334         $ 2.25         $  12.00      $ 3.00     9 years
Craig L. Daniel    6/6/97     53,334         $ 2.25         $  12.00      $ 3.00     9 years

      Under the 1996 ISOP, options for 318,334 shares had been granted as of June 30, 20042003. Under the 1994 NQSOP, options for 93,333 shares had been granted as of June 30, 2004. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2004 based on the closing price of Common Stock at June 30, 2004 of :

                                                        1994 NQSOP and 1996 ISOP
                                      ---------------------------------------------------------
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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                               Value of Unexercised
                                                  Number of Unexercised        in-the-money Options/
                   Shares Acquired    Value      Options/SARs at FY-End         SARs at FY-End (2)
      Name           on Exercise    Realized  (1) Exercisable/Unexercisable  Exercisable/Unexercisable
      ----         ---------------  --------  -----------------------------  -------------------------
Jeffrey K. Daniel
President & CEO          N/A           N/A                98,667                 $ 0
                                                        --------                 ---
                                                        98,667/0                            $0/$0
Craig L. Daniel
Vice President-
   Manufacturing         N/A           N/A                98,667                 $ 0
                                                        --------                 ---
                                                        98,667/0                            $0/$0

----------------
N/A Not applicable. No options were exercised during the fiscal year ended June 30, 2004.

(1) Indicates number of options exercisable and unexercisable as of June 30, 2004.

(2) Based upon closing price of Common stock at June 30, 2004 of $1.01.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION

      The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                               Number of securities
                                                                                              remaining available for
                               Number of securities to be     Weighted-average exercise    future issuance under equity
                                issued upon exercise of     price of outstanding options,       compensation plans
                              outstanding option, warrants       warrants and rights           (excluding securities
                                       and rights                                            reflected in column (a))
                                          (a)                            (b)                            (c)
                              ----------------------------  -----------------------------  ----------------------------
Equity compensation plans               345,667                        $ 3.63                         154,333
approved by security holders
                              ----------------------------  -----------------------------  ----------------------------
Equity compensation plans
not approved by security
holders                                       -                             -                               -
                              ----------------------------  -----------------------------  ----------------------------
Total                                   345,667                        $ 3.63                         154,333
                              ----------------------------  -----------------------------  ----------------------------

CAPITALIZATION

      The Company's currently authorized equity securities are as follows: (i) 50,000,000 shares of Common Stock, par value $.004995 per share (see Note 2),
(ii) 454,258 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 30, 2004, the Company had outstanding 1,227,079 shares of Common Stock, and Class B Warrants to purchase 166,667 shares of Common Stock.

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

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 2004, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                             Amount and Nature
                                              Of Beneficial
   Name and Address of Beneficial Owner          Ownership      Percent of Class(1)
   ------------------------------------      -----------------  -------------------
Edward L. Daniel (3)                              175,689              15.0%
Joan J. Daniel (3)                                175,689              15.0%
PACCAR, Inc. (6)                                  166,667              14.2%
Craig L. Daniel (2)(5)                            134,837              10.6%
Jeffrey K. Daniel (2)(4)                          116,561               9.9%
Executive Officers and Directors as a Group       251,398              21.4%

----------
(1)   Based upon 1,171,812 shares of Common Stock outstanding as of June 30,
      2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      The following table presents fees for professional audit services rendered by Harper & Pearson Company for the years ended June 30, 2004 and 2003.

                                                          2004           2003
                                                      -----------    -----------
      Audit Fees: (1)                                 $101,892.85    $ 90,652.49
      Audit-Related Fees (2)                                    0              0
      Tax Fees: (3)                                      9,300.00      17,158.00
      All Other Fees: (4)                                       0              0
                                                      -----------    -----------
      Total                                           $101,892.85    $107,810.49
                                                      ===========    ===========

        (1) Audit Fees: Fees for professional services performed by Harper & Pearson Company for the audit of our annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

        (2) Audit-Related Fees: Harper & Pearson Company did not provide any audit-related services.

        (3) Tax Fees: Fees for professional services performed by Harper & Pearson Company with respect to tax compliance, such as preparation and filing of original and amended returns for us and our consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from "Audit-Related" items.

        (4) All Other Fees: Harper & Pearson Company did not provide other permissible work for us that does not meet the above category descriptions.

PRE-APPROVAL POLICY

Our Board of Directors is responsible for approving all Audit, Audit-Related, Tax and Other Non-Audit Services. The Board of Directors approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year.

Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                  OMNI U.S.A., INC.

                                                  BY: /s/ JEFFREY K. DANIEL
                                                      -------------------------
                                                      JEFFREY K. DANIEL
                                                      CHIEF EXECUTIVE OFFICER
                                                      AND PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

     SIGNATURE                            TITLE                        DATE
     ---------                            -----                        ----
/S/ JEFFREY K. DANIEL      CHIEF EXECUTIVE OFFICER & PRESIDENT   SEPTEMBER 29, 2004
-----------------------
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

31.1 Certification of Jeffrey Daniel, CEO and Chairman of the Board pursuant to Rule 13a-14 (a) 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Craig Daniel, Vice-President pursuant to Rule
             13a-14 (a) 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jeffrey Daniel, CEO and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Craig Daniel, Vice-President pursuant to 18 U.S.C.
             Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press Release dated September 10, 1997. Incorporated by reference from the Company's Form 8-K filed on September 10, 1997.