Form 10QSB
period 2004-09-30
OMNI USA INC
filed 2004-11-15
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 (713) 635-6331
                                 --------------
                           (Issuer's Telephone Number)
                     Issuer's internet address: www.ousa.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 12, 2004, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         September 30, 2004 and June 30, 2004

Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 2004 and September 30, 2003

Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 2004 and September 30, 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2004    June 30, 2004
                                                                                     (unaudited)
                                                                                  ------------------    -------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                              $   423,541          $   533,022
   Accounts receivable, trade, net                                                     3,082,266            2,042,392
   Accounts receivable, related parties                                                   19,114               24,740
   Inventories, net                                                                    4,246,105            4,013,221
   Prepaid expenses                                                                      374,434              200,041
                                                                                     -----------          -----------

               TOTAL CURRENT ASSETS                                                    8,145,460            6,813,416
                                                                                     -----------          -----------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                           1,507,585            1,522,830
                                                                                     -----------          -----------

OTHER ASSETS
   Primarily intangible assets, net                                                      335,090              329,756
                                                                                     -----------          -----------

TOTAL ASSETS                                                                         $ 9,988,135          $ 8,666,002
                                                                                     ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $ 2,626,916          $ 2,430,084
   Line of credit                                                                      2,022,843              347,040
   Accrued expenses                                                                      367,082              256,031
   Current portion of long-term debt                                                     684,394            1,344,134
                                                                                     -----------          -----------

               TOTAL CURRENT LIABILITIES                                               5,701,235            4,377,289
                                                                                     -----------          -----------

LONG-TERM DEBT                                                                           947,461            1,014,436
                                                                                     -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812
     outstanding)                                                                          6,129                6,129
   Additional paid-in capital                                                          5,372,815            5,372,815
   Treasury Stock (55,267 shares)                                                       (100,071)            (100,071)
   Retained earnings (deficit)                                                        (2,050,561)          (2,109,413)
   Foreign currency translation adjustment                                               111,127              104,817
                                                                                     -----------          -----------

               TOTAL STOCKHOLDERS' EQUITY                                              3,339,439            3,274,277
                                                                                     -----------          -----------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 9,988,135          $ 8,666,002
                                                                                     ===========          ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the three months  For the three months
                                                  ended                 ended
                                            September 30, 2004   September 30, 2003
                                           -------------------   --------------------
NET SALES                                       $ 4,371,801          $ 3,543,233

COST OF SALES                                     3,199,978            2,792,474
                                                -----------          -----------

      Gross Profit                                1,171,823              750,759
                                                -----------          -----------

OPERATING EXPENSES
   Selling, general and administrative            1,033,288              838,820
                                                -----------          -----------

      Operating income/(loss)                       138,535              (88,061)
                                                -----------          -----------

OTHER INCOME (EXPENSE)
   Interest expense                                 (85,392)             (95,405)
   Other, net                                         5,711                3,511
                                                -----------          -----------

OTHER EXPENSE                                       (79,681)             (91,894)
                                                -----------          -----------

NET INCOME/(LOSS) BEFORE INCOME TAXES                58,854             (179,955)

INCOME TAXES                                              -                    -
                                                -----------          -----------

NET INCOME/(LOSS)                                    58,854             (179,955)

COMPREHENSIVE INCOME - Foreign Currency
  Translation Adjustment                              6,310                6,872
                                                -----------          -----------

NET AND COMPREHENSIVE INCOME/(LOSS)             $    65,164         ($   173,083)
                                                ===========          ===========

BASIC INCOME/(LOSS) PER SHARE                   $      0.06         ($      0.15)
                                                ===========          ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the three months   For the three months
                                                                              ended                 ended
                                                                        September 30, 2004    September 30, 2003
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income/(loss)                                                        $    58,854          $  (179,955)
                                                                            -----------          -----------
   Adjustments to reconcile net loss to net cash (used) provided by operating activities:
         Depreciation and amortization                                           93,302               92,771
         Changes in operating assets and liabilities:
            Accounts receivable and notes receivable                         (1,034,248)           1,454,320
            Inventories                                                        (232,884)            (217,448)
            Prepaid expenses                                                   (174,393)             (22,484)
            Accounts payable and accrued expenses                               307,883             (237,001)
            Other assets                                                         (8,967)              (6,875)
                                                                            -----------          -----------
               Total adjustments                                             (1,049,307)           1,063,283
                                                                            -----------          -----------
               Net cash (used) provided by operating
                  activities                                                   (990,453)             883,328
                                                                            -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (74,426)             (49,277)
                                                                            -----------          -----------
               Net cash used by investing activities                            (74,426)             (49,277)
                                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                               6,978,499            2,921,241
   Payments on line of credit                                                (5,302,696)          (4,014,370)
   Payments on long-term debt                                                  (726,715)             (57,027)
                                                                            -----------          -----------

         Net cash provided (used) by financing activities                       949,088           (1,150,156)
                                                                            -----------          -----------

TRANSLATION EFFECT OF FOREIGN CURRENCIES                                          6,310                6,872
                                                                            -----------          -----------

NET DECREASE IN CASH                                                           (109,481)            (309,233)

CASH AT BEGINNING OF PERIOD                                                     533,022              709,230
                                                                            -----------          -----------

CASH AT END OF PERIOD                                                       $   423,541          $   399,997
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

      The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2004, and the results of their operations and cash flows for the three months ended September 30, 2004, and 2003, have been made in accordance with GAAP.

      There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Japan in which the functional currency is that of the foreign location.

2.    EARNINGS PER SHARE:

      Basic and diluted income/(loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2004 and 2003, the Company's weighted average shares are calculated as follows:

                                                             September 30, 2004            September 30, 2003
                                                             ------------------            ------------------
Weighted average common shares outstanding                        1,171,812                      1,171,812

      When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month period ended September 30, 2004, the Company had positive net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.    MAJOR CUSTOMERS AND VENDORS:

      During the fiscal quarters ended September 30, 2004 and September 30, 2003, the Company and its subsidiaries had consolidated sales of $596,796 and $321,646 to a domestic customer for a total of 13.7% and 9.1% of consolidated sales. During the three months ended September 30, 2004 and September 30, 2003, the Company and its subsidiaries had consolidated purchases of $1,601,147 and $1,063,496 from two vendors for a total of 59% and 51% of consolidated purchases.

4.    REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

      The Company previously had a revolving line of credit with a financing company, which provided for maximum borrowings of $4,000,000. The line of credit bore interest at prime plus 1-2% dependent upon certain financial ratios, required maintenance of certain levels of income and tangible net worth and was secured by essentially all of the U.S. assets of the Company. The line of credit matured in June 2003 and was not in compliance with its minimum financial reporting covenants at June 30, 2003. The Company continued to borrow under the line of credit under verbal extensions and waivers from the financing company until the financing company halted borrowings in May 2004. The line of credit was repaid and replaced with a factoring facility and inventory term loan with another financing company. Borrowings under the line of credit at June 30, 2004 and 2003 amounted to $0 and $2,515,461, respectively.

      On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable. Outstanding borrowings amounted to $1,969,246 at September 30, 2004.

      The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $53,597 and $347,040 at September 30, 2004 and June 30, 2004, respectively. The foreign line of credit matures November 30, 2004 and bears interest at 5.625%. Management is currently in negotiations to renegotiate the terms and due dates of this foreign line of credit under what it believes will be comparable terms.

5.    INCOME TAXES

      The difference between the expected income tax benefit/(expense) at September 30, 2004 of $(20,010) and $61,185 at September 30, 2003 which would be determined by applying the statutory U.S. income tax rate of 34% to income/(loss) before income tax expense, is primarily due to the decrease/increase in the deferred tax valuation allowance.

6.    OPERATING LEASES

      The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Butler, KY; Shanghai, China; and Hong Kong, and Brazil. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from a real estate investment company located in Houston, Texas, under a long-term lease expiring July 2005. The Butler facility is a 35,000 square feet manufacturing facility. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet.

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

                                                            2004                2003
                                                         ----------          ----------
Net Sales
    Power Transmission Components                        $3,443,366          $2,740,136
    Trailer and Implement Components                        928,435             803,097
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $4,371,801          $3,543,233
                                                         ==========          ==========
Income (Loss) from Operations
    Power Transmission Components                        $  141,067         ($   15,161)
    Trailer and Implement Components                        (2,532)             (72,900)
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $  138,535         ($   88,061)
                                                         ==========          ==========
Net Income (Loss)
    Power Transmission Components                        $   78,077         ($   68,718)
    Trailer and Implement Components                       (19,223)            (111,237)
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $   58,854         ($  179,955)
                                                         ==========         ===========
Identifiable Assets
    Power Transmission Components                        $7,469,505          $6,846,488
    Trailer and Implement Components                      2,518,630           2,562,280
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $9,988,135          $9,408,768
                                                         ==========          ==========
Revenues
    Domestic Customers                                   $3,595,217          $3,093,997
    Foreign Customers                                       776,584             449,236
                                                         ----------          ----------
    Total Revenues                                       $4,371,801          $3,543,233
                                                         ==========          ==========
Property and Equipment (Net)
    Domestic                                             $  489,913          $  504,974
    Foreign                                               1,017,672           1,160,882
                                                         ----------          ----------
    Total Property and Equipment                         $1,507,585          $1,665,856
                                                         ==========          ==========
Depreciation and Amortization
    Power Transmission Components                        $   68,682          $   63,358
    Trailer and Implement Components                         24,620              29,413
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $   93,302          $   92,771
                                                         ==========          ==========
Interest Expense
    Power Transmission Components                        $   71,128          $   66,110
    Trailer and Implement Components                         14,264              29,295
                                                         ----------          ----------
    Total Omni U.S.A., Inc.                              $   85,392          $   95,405
                                                         ==========          ==========

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

Liquidity and Capital Resources

      The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities, and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,022,843 at September 30, 2004. The Company had working capital of $2,444,225 as of September 30, 2004 and working capital of $2,436,127 as of June 30, 2004, an increase of $8,098. The increase in working capital from June 30, 2004 was due to increases in sales, net operating income and borrowings from the line of credit, offset by payments on notes payable.

      The increase of $1,039,874 in accounts receivable, trade, net and $1,675,803 in the line of credit was primarily due to the factoring facility being converted to the new revolving line of credit with a new financing company.

      The Company had a cash balance of $423,541 as of September 30, 2004; reflecting a negative cash flow of $109,481 compared to the June 30, 2004 cash balance of $533,022. The Company's cash used by operating activities for the 3 months ended September 30, 2004 of ($990,453) consisted of the net income for the period and increases in accounts payable, offset by combined increases in inventory, accounts receivable, and prepaid expenses.

      The Company's cash used in investing activities for the three months ended September 30, 2004 of $74,426 consisted of net capital expenditures for the period.

      Net cash provided by financing activities for the three months ended September 30, 2004 of $949,088 consisted primarily of borrowings on the line of credit offset by payments on notes payable.

      The Company's current ratio was 1.43 as of September 30, 2004, which is an 8% decrease when compared to the June 30, 2004 current ratio of 1.56.

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

Results for the Quarter ended September 30, 2004 compared with the Quarter ended September 30, 2003

      The Company had net sales of $4,371,801 for the three months ended September 30, 2004. This represents an increase of 23% compared to the three months ended September 30, 2003 net sales of $3,543,233. Management believes that the increase in sales is due to the annual sales cycle of the industry during this time of year and some June 2004 deliveries that were delayed until the three months ended September 30, 2004. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2004 and 2003:

                                           QUARTER                QUARTER
                                            ENDED          %       ENDED          %       DOLLAR         %
NET SALES                                  9/30/04     OF TOTAL   9/30/03     OF TOTAL    CHANGE      CHANGE
---------                                  -------     --------   -------     --------    ------      ------
Power Transmission Components            $3,443,366       79%   $2,740,136       77%     $703,230       26%

Trailer and Implement Components            928,435       21%      803,097       23%     $125,338       16%

Consolidated                             $4,371,801      100%   $3,543,233      100%     $828,568       23%

      Gross profit for the three months ended September 30, 2004 increased $421,064 to $1,171,823, compared to gross profit for the three months ended September 30, 2003 of $750,759. The increase in sales and gross profit was primarily attributable to an increase in sales in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2004 increased to 27% as compared to 21% for the three months ended September 30, 2003. This increase was primarily due to the product mix of sales with increased sales of higher margin power transmission components for the period.

      Selling, general and administrative expenses increased $194,468 to $1,033,288 in the three months September 30, 2004 compared to $838,820 in the three months ended September 30, 2003. The increase was attributed to the increased operational support required by the increase in sales activity for the period.

      Income from operations for the Company increased $226,596 to a gain of $138,535 for the three months ended September 30, 2004, compared to an operating loss of $88,061 for the three months ended September 30, 2003. Income from operations as a percentage of sales was 3% in the three months ended September 30, 2003 compared to a loss of 2% in the three months ended September 30, 2003. This increase is principally the result of increase in sales and margins.

      Interest expense decreased $10,013 to $85,392 for the three months ended September 30, 2004 from $95,405 for the three months ended September 30, 2003. The decrease resulted from improved terms from the new line of credit.

      Other income (expense) was income of $5,711 for the three months ended September 30, 2004 compared to $3,511 for the three months ended September 30, 2003.

      The Company's net income increased $238,809, resulting in a net income of $58,854, or $0.06 per share, for the three months ended September 30, 2004 compared to a net loss of ($179,955) or ($0.15) per share, for the three months ended September 30, 2003.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2004.

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

Date: November 15, 2004              OMNI U.S.A., INC.

                                     By: /s/  Jeffrey K. Daniel
                                         ------------------------
                                         Jeffrey K. Daniel
                                         President and Chief Executive Officer

                                  EXHIBIT INDEX

      Exhibits

      Exhibit 31.1

      Exhibit 32.1