Form 10QSB
period 2004-12-31
OMNI USA INC
filed 2005-02-11
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                   Issuer's internet address: www.ousa.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


At February 10, 2005, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
Condensed Consolidated Balance Sheets
     December 31, 2004 and June 30, 2004

Condensed Consolidated Statements of Operations
     Three Months and Six Months Ended December 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows
     Six Months Ended December 31, 2004 and December 31, 2003

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                  December 31, 2004               June 30, 2004
                                                                     (unaudited)
                                                               -------------------------     ------------------------
CURRENT ASSETS
   Cash                                                                    $    465,416                 $    533,022
   Accounts receivable, trade, net                                            3,289,753                    2,042,392
   Accounts receivable, related parties                                          21,225                       24,740
   Inventories, net                                                           4,704,090                    4,013,221
   Prepaid expenses                                                             393,383                      200,041
                                                               -------------------------     ------------------------

               TOTAL CURRENT ASSETS                                           8,873,867                    6,813,416
                                                               -------------------------     ------------------------

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization                                  1,444,720                    1,522,830
                                                               -------------------------     ------------------------

OTHER ASSETS
   Primarily intangible assets, net                                             338,872                      329,756
                                                               -------------------------     ------------------------

TOTAL ASSETS                                                             $   10,657,459                 $  8,666,002
                                                               =========================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                       $   2,722,226                 $  2,430,084
   Line of credit                                                             2,733,045                      347,040
   Accrued expenses                                                             456,786                      256,031
   Current portion of long-term debt                                            703,844                    1,344,134
                                                               -------------------------     ------------------------

               TOTAL CURRENT LIABILITIES                                      6,615,901                    4,377,289
                                                               -------------------------     ------------------------

LONG-TERM DEBT                                                                  843,030                    1,014,436
                                                               -------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,171,812                            6,129                        6,129
     outstanding)
   Additional paid-in capital                                                 5,372,815                    5,372,815
   Treasury Stock (55,267 shares)                                             (100,071)                    (100,071)
   Retained earnings (deficit)                                              (2,196,229)                  (2,109,413)
   Foreign currency translation adjustment                                      115,884                      104,817
                                                               -------------------------     ------------------------

               TOTAL STOCKHOLDERS' EQUITY                                     3,198,528                    3,274,277
                                                               -------------------------     ------------------------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  10,657,459                 $  8,666,002
                                                               =========================     ========================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND THE
                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                         THREE MONTHS ENDED     THREE MONTHS     SIX MONTHS ENDED     SIX MONTHS
                                                             DECEMBER 31,     ENDED DECEMBER 31,   DECEMBER 31,   NDED DECEMBER 31,
                                                               2004                 2003                2004            2003
                                                        --------------------------------------------------------------------------

NET SALES                                                     $ 4,937,628       $  5,301,593        $ 9,309,429       $ 8,844,826

COST OF SALES                                                   3,831,082          3,937,653          7,031,060         6,730,127
                                                        ------------------  -----------------  -----------------  ----------------
   GROSS PROFIT                                                 1,106,546          1,363,940          2,278,369         2,114,699

OPERATING EXPENSES
            Selling, general and administrative                 1,083,553            983,370          2,116,841         1,822,190
                                                        ------------------  -----------------  -----------------  ----------------
   OPERATING INCOME                                                22,993            380,570            161,528           292,509

OTHER INCOME (EXPENSE)
            Interest expense                                    (140,375)          (106,529)          (225,767)         (201,934)
            Other, net                                           (28,286)                263           (22,575)             3,774
                                                        ------------------  -----------------  -----------------  ----------------
TOTAL OTHER EXPENSE, NET                                        (168,661)          (106,266)          (248,342)         (198,160)
                                                        ------------------  -----------------  -----------------  ----------------

NET (LOSS) / INCOME                                            ($145,668)       $    274,304       ($   86,814)       $    94,349
                                                        ==================  =================  =================  ================

COMPREHENSIVE INCOME - Foreign
   Currency Translation Adjustment                                  4,757              5,919             11,067            12,791
                                                        ------------------  -----------------  -----------------  ----------------

                  NET AND COMPREHENSIVE (LOSS) / INCOME       ($ 140,911)        $   280,223       ($   75,747)       $   107,140
                                                        ==================  =================  =================  ================

BASIC (LOSS) / EARNINGS PER SHARE                             ($    0.12)        $      0.23       ($     0.06)       $      0.08
                                                        ==================  =================  =================  ================

FULLY DILUTED (LOSS) / EARNINGS PER SHARE                     ($    0.12)         $     0.23       ($     0.06)        $     0.08
                                                        ==================  =================  =================  ================

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               For the six months ended    For the six months ended
                                                                  December 31, 2004            December 31, 2003
                                                               -------------------------   --------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (Loss) / Income                                          ($          86,814)                   $   94,349
                                                               -------------------------   --------------------------
       Adjustments to reconcile net (loss) income to net cash
        (used) provided by operating activities:
             Depreciation and amortization                                      181,837                      185,337
             Changes in operating assets and liabilities:
                Accounts receivable / Notes receivable                      (1,243,846)                    (178,551)
                Inventories                                                   (690,869)                    (307,677)
                Prepaid expenses                                              (193,342)                     (56,303)
                Accounts payable and accrued expenses                           492,897                      716,551
                                                               -------------------------   --------------------------

                   Total adjustments                                        (1,453,323)                      359,357
                                                               -------------------------   --------------------------

                   Net cash (used) provided by operating
                      activities                                            (1,540,137)                      453,706
                                                               -------------------------   --------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
         Intangible assets                                                     (16,460)                     (10,509)
         Capital expenditures                                                  (96,384)                     (94,215)
                                                               -------------------------   --------------------------

                  Net cash used by investing activities                       (112,844)                    (104,724)
                                                               -------------------------   --------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on line of credit                                          12,119,646                    6,329,822
       Payments on line of credit                                           (9,733,642)                  (6,978,506)
       Payments on long-term debt                                             (811,696)                    (153,302)
                                                               -------------------------   --------------------------

             Net cash provided (used) by financing activities                 1,574,308                    (801,986)
                                                               -------------------------   --------------------------

    TRANSLATION EFFECT OF FOREIGN CURRENCIES                                     11,067                       12,791

    NET DECREASE IN CASH                                                       (67,606)                    (440,213)

    CASH AT BEGINNING OF PERIOD                                                 533,022                      709,230
                                                               -------------------------   --------------------------

    CASH AT END OF PERIOD                                                   $   465,416                  $   269,017
                                                               =========================   ==========================

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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of December 31, 2004, and the results of their operations for the three months and six months ended December 31, 2004, and 2003, and cash flows for the six months ended December 31, 2004, and 2003, have been made in accordance with GAAP.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong in which the functional currency is that of the foreign location.

     Certain reclassifications to the June 30, 2004 and December 31, 2003 statements of operations have been made to conform to the current period presentation with no effect on net income.


2.   EARNINGS PER SHARE:

     Basic and diluted (loss) / earnings per share is based on the weighted average number of shares of common stock outstanding. For the six month and three month periods ended December 31, 2004 and 2003, the Company's weighted average shares are calculated as follows:

                                                                                   Six Months     Six Months
                                                  Quarter Ended   Quarter Ended      Ended          Ended
                                                   December 31,   December 31,    December 31,   December 31,
                                                       2004           2003            2004           2003
                                                  -------------------------------------------------------------
        Weighted average common shares                 1,171,812       1,171,812      1,171,812      1,171,812
     outstanding

        Effect of dilution of securities:
     conversion of stock options                               -               -              -              -
                                                  -------------------------------------------------------------

        Denominator for dilutive earnings per          1,171,812       1,171,812      1,171,812      1,171,812
     share
                                                  =============================================================

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month and six month period ended December 31, 2004, the Company had a net loss. During the three month and six month period ended December 31, 2003, the Company had a net income; however, the per share exercise price of all stock options exceeded its average per share market value of common stock. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.   MAJOR CUSTOMERS AND VENDORS:

     The Company and its subsidiaries had consolidated sales of $1,918,021 and $2,413,844 to a domestic customer, which accounted for 21% and 27% of consolidated sales for the six months ended December 31, 2004 and 2003, respectively. The Company had sales of $1,321,225 and $2,134,770 to a domestic customer for a total of 27% and 40% of consolidated sales, for the quarters ended December 31, 2004 and 2003, respectively.

     During the six months ended December 31, 2004 and December 31, 2003, the Company and its subsidiaries had consolidated purchases of $2,573,351 and $1,826,026 from one vendor for a total of 44% and 34% of consolidated purchases. During the quarters ended December 31, 2004 and December 31, 2003, the Company and its subsidiaries had consolidated purchases of $1,532,057 and $1,217,027 from one vendor for a total of 50% and 36% of consolidated purchases.

4.   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

     The Company previously had a revolving line of credit with a financing company, which provided for maximum borrowings of $4,000,000. The line of credit bore interest at prime plus 1-2% dependent upon certain financial ratios, required maintenance of certain levels of income and tangible net worth and was secured by essentially all of the U.S. assets of the Company. The line of credit matured in June 2003 and the Company was not in compliance with its minimum financial reporting covenants at June 30, 2003. The Company continued to borrow under the line of credit under verbal extensions and waivers from the financing company until the financing company halted borrowings in May 2004. The line of credit was repaid and replaced with a factoring facility and inventory term loan with another financing company. Borrowings under the line of credit at June 30, 2004 and 2003 amounted to $0 and $2,515,461, respectively.

     On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable. Outstanding borrowings amounted to $2,610,691 at December 31, 2004.

     The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $122,354 and $347,040 at December 31, 2004 and June 30, 2004, respectively. The foreign line of credit matures November 30, 2005 and bears interest at 5.625%.


5.   INCOME TAXES

     The difference between the expected income tax benefit/(expense) at December 31, 2004 of $29,517 and ($32,079) at December 31, 2003 which would be determined by applying the statutory U.S. income tax rate of 34% to income/(loss) before income tax expense, is primarily due to the decrease/increase in the deferred tax valuation allowance.

6.   OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Butler, KY; Shanghai, China; Hong Kong, and Tatui, Brazil. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from a real estate investment company located in Houston, Texas, under a long-term lease expiring July 2005, an extension of which is under current consideration. The Butler facility is a 35,000 square feet manufacturing facility. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet.

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


                              SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES    OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2004                            INCOME      EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission              4,054,689        78,056     81,893     8,093,626        42,637          71,895
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             882,939      (55,063)     58,482     2,563,833        12,243          16,639
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.        4,937,628        22,993    140,375    10,657,459        54,880          88,534
==============================================================================================================

------------------------------------------------                ----------------------------------------------
THREE MONTHS ENDED                   NET SALES                  DECEMBER 31, 2004             PROPERTY AND
DECEMBER 31, 2004                                                                            EQUIPMENT, NET
------------------------------------------------                ----------------------------------------------
Domestic Customers                    4,451,136                 Domestic                              456,221
------------------------------------------------                ----------------------------------------------
Foreign Customers                       486,492                 Foreign                               988,499
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.              4,937,628                 Total Omni, U.S.A., Inc.            1,444,720
================================================                ==============================================

--------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED             NET SALES    OPERATING   INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2003                            INCOME      EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission            $ 4,546,818     $ 303,905   $ 77,784    $8,329,481     $  14,169        $ 66,004
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement             754,775        76,665     28,745     2,661,232        30,769          26,562
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.      $ 5,301,593     $ 380,570   $106,529   $10,990,713     $  44,938         $92,566
==============================================================================================================

------------------------------------------------                ----------------------------------------------
THREE MONTHS ENDED                   NET SALES                  DECEMBER 31, 2003             PROPERTY AND
DECEMBER 31, 2003                                                                            EQUIPMENT, NET
------------------------------------------------                ----------------------------------------------
Domestic Customers                  $ 4,765,842                 Domestic                           $  505,027
------------------------------------------------                ----------------------------------------------
Foreign Customers                       535,751                 Foreign                             1,115,936
------------------------------------------------                ----------------------------------------------
Total Omni, U.S.A., Inc.            $ 5,301,593                 Total Omni, U.S.A., Inc.          $ 1,620,963
================================================                ==============================================

                              SEGMENT INFORMATION
                                  (CONTINUED)

--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2004                          OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission              7,498,055       219,123    153,021     8,093,626        94,490         140,577
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,811,374      (57,595)     72,746     2,563,833        43,743          41,260
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.        9,309,429       161,528    225,767    10,657,459       138,233         181,837
==============================================================================================================

----------------------------------------------               -------------------------------------------------
SIX MONTHS ENDED                 NET SALES                                                  PROPERTY AND
DECEMBER 31, 2004                                            DECEMBER 31, 2004             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                  1,263,077                Domestic                                 456,221
----------------------------------------------               -------------------------------------------------
Foreign customers                   8,046,352                Foreign                                  988,499
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.            9,309,429                Total Omni, U.S.A., Inc.               1,444,720
==============================================               =================================================

--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED               NET SALES   INCOME FROM  INTEREST   IDENTIFIABLE     CAPITAL     DEPRECIATION/
DECEMBER 31, 2003                          OPERATIONS    EXPENSE      ASSETS     EXPENDITURES   AMORTIZATION
--------------------------------------------------------------------------------------------------------------
Power Transmission             $7,286,954    $  288,744   $143,894    $8,329,481     $  62,702        $129,362
Components
--------------------------------------------------------------------------------------------------------------
Trailer and Implement           1,557,872         3,765     58,040     2,661,232        31,513          55,975
Components
--------------------------------------------------------------------------------------------------------------
Total Omni, U.S.A., Inc.       $8,844,826    $  292,509   $201,934  $ 10,990,713     $  94,215        $185,337
==============================================================================================================

----------------------------------------------               -------------------------------------------------
SIX MONTHS ENDED                 NET SALES                                                  PROPERTY AND
DECEMBER 31, 2003                                            DECEMBER 31, 2003             EQUIPMENT, NET
----------------------------------------------               -------------------------------------------------
Domestic customers                $ 7,859,839                Domestic                              $  505,027
----------------------------------------------               -------------------------------------------------
Foreign customers                     984,987                Foreign                                1,115,936
----------------------------------------------               -------------------------------------------------
Total Omni, U.S.A., Inc.          $ 8,844,826                Total Omni, U.S.A., Inc.             $ 1,620,963
==============================================               =================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Liquidity and Capital Resources
-------------------------------

         The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $2,733,045 at December 31, 2004. The Company had working capital of $2,257,966 as of December 31, 2004 and working capital of $2,436,127 as of June 30, 2004, a decrease of $178,161 from June 30, 2004. The decrease in working capital from June 30, 2004 was due to increases in accounts payable and accrued expenses, offset by increases in inventories and accounts receivable.

         The Company had a cash balance of $465,416 as of December 31, 2004; reflecting a negative cash flow of $67,606 compared to the June 30, 2004 cash balance of $533,022. The Company's cash used by operating activities for the six months ended December 31, 2004 of ($1,540,137) consisted of the net income for the period, increases in accounts payable and accrued expenses and depreciation offset by increases in accounts receivable and inventories.

         The Company's cash used in investing activities for the six months ended December 31, 2004 of ($112,844) consisted of net capital and intangible asset expenditures for the period in both operating segments.

         Net cash provided by financing activities for the six months ended December 31, 2004 of $1,574,308 consisted primarily of borrowings on the line of credit.

         The Company's current ratio was 1.34 as of December 31, 2004, which is a 14% decrease when compared to the June 30, 2004 current ratio of 1.56. This is primarily the result of increases in inventory as well as borrowings on the Company's lines of credit. Additionally this decrease is the result of accounting for the Company's domestic factoring agreement it was operating under as of June 30, 2004 and the domestic line of credit which replaced it in August 31, 2004 and was in effect as of December 31, 2004.

         The Company's businesses are working capital intensive and require funding for purchases of production, inventories and capital expenditures. The Company has debt service requirements including payments on notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities, provides the Company adequate liquidity to meet the Company's operating and debt service requirements. If however, operations do not remain at current levels and the Company is unable to access or renew its line of credit facilities or service its long term debt facilities, the Company will be required to reduce its operations accordingly which may have a negative impact on the Company to meet the needs of it customers, suppliers and credit providers. In addition, the Company believes that it has the ability to raise additional financing in the form of debt to fund additional capital expenditures, if required.

Results for the Quarter ended December 31, 2004 compared with the Quarter ended
-------------------------------------------------------------------------------
December 31, 2003
-----------------

         The Company had net sales of $4,937,628 for the three months ended December 31, 2004. This represents a 7% decrease compared to the three months ended December 31, 2003 net sales of $5,301,593. This decrease is partly due product mix and a decrease in sales to a large domestic customer. The following table indicates the Company's net sales comparison and percentage of change for the three months ended December 31, 2004 and 2003:

-------------------------------------------------------------------------------------------------------------
NET SALES                              QUARTER        %       QUARTER        %          DOLLAR         %
                                        ENDED      OF TOTAL    ENDED      OF TOTAL      CHANGE       CHANGE
                                       12/31/04               12/31/03
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Power Transmission Components         $ 4,054,689       82%  $ 4,546,818        86%    $  (492,129)    (11%)
-------------------------------------------------------------------------------------------------------------
Trailer and Implement Components          882,939       18%      754,775        14%         128,164      17%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Consolidated                          $ 4,937,628      100%  $ 5,301,593       100%    $  (363,965)     (7%)
-------------------------------------------------------------------------------------------------------------


         Gross profit for the three months ended December 31, 2004 decreased $257,394 to $1,106,546, compared to gross profit for the three months ended December 31, 2003 of $1,363,940. Gross profit as a percentage of net sales for the three months ended December 31, 2004 decreased to 22% as compared to 26% for the three months ended December 31, 2003. This decrease in profit margin was primarily due to the product mix in the period.

         Selling, general and administrative expenses increased $100,183 to $1,083,553 in the three months ended December 31, 2004 from $983,370 in the three months ended December 31, 2003. Selling, general and administrative expenses increased due to increases in costs incurred in efficiency and quality initiatives undertaken at the Shanghai and Brazil facilities.

         Income from operations for the Company decreased $357,577 to $22,993 for the three months ended December 31, 2004, compared to $380,570 for the three months ended December 31, 2003. This decrease is the result of higher operating expenses during the period and decreased revenues and gross profit.

         Interest expense increased $33,846 to $140,375 for the three months ended December 31, 2004 from $106,529 for the three months ended December 31, 2003. The increase resulted from increased borrowings and new financing facility fees associated with the Company's domestic line of credit.

         Other expense was $28,286 for the three months ended December 31, 2004 compared to other income of $263 for the three months ended December 31, 2003. This change is primarily the result of increases in net commission expenses in the current period.

         The Company's net income decreased $419,972 to a loss of ($145,668) or ($0.12) per share, for the three months ended December 31, 2004 compared to income of $274,304 or $0.23 per share, for the three months ended December 31, 2003.

Results for the Six months ended December 31, 2004 compared with the Six months
-------------------------------------------------------------------------------
ended December 31, 2003
-----------------------

         The Company had net sales of $9,309,429 for the six months ended December 31, 2004. This represents an increase of 5% compared to the six months ended December 31, 2003 net sales of $8,844,826. Sales have increased overall due to a strong first fiscal quarter. The following table indicates the Company's net sales comparison and percentage of change for the six months ended December 31, 2004 and 2003:

------------------------------------------------------------------------------------------------------------
NET SALES                             SIX MONTHS      %      SIX MONTHS         %        DOLLAR         %
                                        ENDED      OF TOTAL     ENDED       OF TOTAL     CHANGE       CHANGE
                                       12/31/04               12/31/03
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Power Transmission Components          $7,498,055       81%   $ 7,286,954       82%      $211,101        3%
------------------------------------------------------------------------------------------------------------
Trailer and Implement Components        1,811,374       19%     1,557,872       18%       253,502       16%
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Consolidated                           $9,309,429      100%   $ 8,844,826      100%      $464,603        5%
------------------------------------------------------------------------------------------------------------


         Gross profit for the six months ended December 31, 2004 increased $163,670 to $2,278,369, compared to gross profit for the six months ended December 31, 2003 of $2,114,699. Gross profit as a percentage of net sales for the six months ended December 31, 2004 remained at 24% as compared to the six months ended December 31, 2003.

         Selling, general and administrative expenses increased $294,651 to $2,116,841 in the six months ended December 31, 2004 from $1,822,190 in the six months ended December 31, 2003. Selling, general and administrative expenses increased due to increases in costs incurred in efficiency and quality initiatives undertaken at the Shanghai and Brazil facilities.

         Income from operations for the Company decreased $130,981 to $161,528 for the six months ended December 31, 2004, compared to $292,509 for the six months ended December 31, 2003. This decrease is the result of increased operating expenses during the period as described above.

         Interest expense increased $23,833, to $225,767 for the six months ended December 31, 2004 from $201,934 for the six months ended December 31, 2003. The increase resulted from increased borrowings and new financing facility fees associated with the Company's domestic line of credit.

         Other expense was $22,575 for the six months ended December 31, 2004 compared to other income of $3,774 for the six months ended December 31, 2003. This change is primarily the result of increases in net commission expenses in the current period.

         The Company's net income decreased $181,163 to a net loss of ($86,814), or ($0.06) per share, for the six months ended December 31, 2004 compared to net income of $94,349, or $0.08 per share, for the six months ended December 31, 2003.

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

Item 6(a). Exhibits
           --------

        Exhibit 31.1
        Exhibit 32.1

Item 6(b). Reports on filed Form 8-K.
           --------------------------

        None

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


Date:  February 11, 2005         OMNI U.S.A., INC.




                                 By:   /s/  Jeffrey K. Daniel
                                     ---------------------------------------
                                       Jeffrey K. Daniel
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