Form 10QSB
period 2005-03-31
OMNI USA INC
filed 2005-05-16
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                    Issuer's Internet Address: www.ousa.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 16, 2005, there were 1,171,812 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
         March 31, 2005 and June 30, 2004

Condensed Consolidated Statements of Net and Comprehensive Income
         Three Months and Nine Months Ended March 31, 2005 and March 31, 2004

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2005 and March 31, 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31, 2005
                                                 (unaudited)      June 30, 2004
                                                --------------    -------------
                                     ASSETS

CURRENT ASSETS
   Cash                                         $      362,238    $     533,022
   Accounts receivable, trade, net                   3,630,222        2,042,392
   Accounts receivable, related parties                 30,604           24,740
   Inventories, net                                  4,396,169        4,013,221
   Prepaid expenses                                    332,805          200,041
                                                --------------    -------------
               TOTAL CURRENT ASSETS                  8,752,038        6,813,416

PROPERTY AND EQUIPMENT, net of
   Accumulated depreciation and amortization         1,381,871        1,522,830

OTHER ASSETS
   Primarily intangible assets, net                    338,915          329,756
                                                --------------    -------------

TOTAL ASSETS                                    $   10,472,824    $   8,666,002
                                                ==============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $    3,341,210    $   2,430,084
   Lines of credit                                   1,872,597          347,040
   Accrued expenses                                    401,564          256,031
   Current portion of long-term debt                   808,483        1,344,134
                                                --------------    -------------

               TOTAL CURRENT LIABILITIES             6,423,854        4,377,289
                                                --------------    -------------

LONG-TERM DEBT                                         748,840        1,014,436
                                                --------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and
   1,171,812 shares outstanding)                         6,129            6,129
   Additional paid-in capital                        5,372,815        5,372,815
   Treasury Stock (55,267 shares)                     (100,071)        (100,071)
   Retained earnings (deficit)                      (2,094,873)      (2,109,413)
   Foreign currency translation adjustment             116,130          104,817
                                                --------------    -------------

               TOTAL STOCKHOLDERS' EQUITY            3,300,130        3,274,277
                                                --------------    -------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $   10,472,824    $   8,666,002
                                                ==============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME (UNAUDITED)
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                THREE MONTHS    THREE MONTHS   NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED         ENDED            ENDED
                                                  MARCH 31,      MARCH 31,      MARCH 31,       MARCH 31,
                                                    2005            2004          2005            2004
                                                ------------   -------------   ------------    ------------
NET SALES                                       $  6,631,543   $   5,360,544   $ 15,940,972    $ 14,205,370

COST OF SALES                                      5,323,093       4,166,177     12,354,153      10,896,304
                                                ------------   -------------   ------------    ------------
GROSS PROFIT                                       1,308,450       1,194,367      3,586,819       3,309,066

OPERATING EXPENSES
         Selling, general and administrative       1,115,629         915,556      3,232,470       2,737,746
                                                ------------   -------------   ------------    ------------
OPERATING INCOME                                     192,821         278,811        354,349         571,320
                                                ------------   -------------   ------------    ------------

OTHER INCOME (EXPENSE)
         Interest expense                           (102,332)        (90,951)      (328,099)       (280,058)
         Other, net                                   10,867          23,449       (11,708)          14,396
                                                ------------   -------------   ------------    ------------
TOTAL OTHER EXPENSE, NET                             (91,465)        (67,502)      (339,807)       (265,662)
                                                ------------   -------------   ------------    ------------

NET INCOME                                      $    101,356   $     211,309   $     14,542    $    305,658
                                                ============   =============   ============    ============

COMPREHENSIVE INCOME - Foreign Currency
  Translation Adjustment                                 246            (477)        11,313          12,314
                                                ------------   -------------   ------------    ------------

NET AND COMPREHENSIVE INCOME                    $    101,602   $     210,832   $     25,855    $    317,972
                                                ============   =============   ============    ============

BASIC EARNINGS PER SHARE                        $       0.09   $        0.18   $       0.02    $       0.26
                                                ============   =============   ============    ============

FULLY DILUTED EARNINGS PER SHARE                $       0.09   $        0.18   $       0.02    $       0.26
                                                ============   =============   ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the nine months     For the nine months
                                                                      ended                   ended
                                                                 March 31, 2005          March 31, 2004
                                                               -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $     14,542            $    305,658
                                                                      ------------            ------------
   Adjustments to reconcile net income to net cash
      used by operating activities:
         Depreciation and amortization                                     277,782                 279,626
         Changes in operating assets and liabilities:
            Accounts receivable / Note receivable, net                  (1,593,694)               (749,765)
            Inventories, net                                              (382,948)               (443,910)
            Prepaid expenses                                              (132,764)                (58,493)
            Accounts payable and accrued expenses                        1,159,370                 407,964
                                                                      ------------            ------------

               Total adjustments                                          (672,245)               (564,578)
                                                                      ------------            ------------

               Net cash used by operating
                  activities                                              (657,712)               (258,920)
                                                                      ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of intangibles and other assets                             (20,327)                (10,509)
   Capital additions                                                      (125,657)               (127,162)
                                                                      ------------            ------------

              Net cash used by investing activities                       (145,984)               (137,671)
                                                                      ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                         16,695,291              10,300,383
   Payments on line of credit                                          (15,169,734)            (10,033,706)
   Payments on long-term debt                                             (903,958)               (203,759)
                                                                      ------------            ------------

         Net cash provided by financing activities                         621,599                  62,918
                                                                      ------------            ------------

TRANSLATION EFFECT OF FOREIGN CURRENCIES                                    11,313                  12,314
                                                                      ------------            ------------

NET DECREASE IN CASH                                                      (170,784)               (321,359)

CASH AT BEGINNING OF PERIOD                                                533,022                 709,230
                                                                      ------------            ------------

CASH AT END OF PERIOD                                                 $    362,238            $    387,871
                                                                      ============            ============
Supplemental Disclosure of Non-Cash
  Financing activity:
    During the quarter ended March 31, 2005, the
    Company converted accounts payable totaling
    $102,711 to long-term debt.

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

      The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all necessary adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of March 31, 2005, and the results of their operations for the three months and nine months ended March 31, 2005, and 2004, and cash flows for the nine months ended March 31, 2005, and 2004, have been made in accordance with GAAP.

      There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong in which the functional currency is that of the foreign location.

      Certain reclassifications to the June 30, 2004 financial statements have been made to conform with the current period presentation with no effect on net income.

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share is based on the weighted average number of shares of common stock outstanding. For the nine month and three month periods ended March 31, 2005 and 2004, the Company's weighted average shares are calculated as follows:

                                             Quarter Ended   Quarter Ended   Nine Months    Nine Months
                                               March 31,       March 31,     Ended March    Ended March
                                                 2005            2004         31, 2005       31, 2004
                                             -------------   -------------   -----------    -----------
   Weighted average common shares                1,171,812       1,171,812     1,171,812      1,171,812
outstanding

   Effect of dilution of securities:
conversion of stock options                              -               -             -              -
                                             -------------   -------------   -----------    -----------

   Denominator for dilutive earnings per         1,171,812       1,171,812     1,171,812      1,171,812
share
                                             =============   =============   ===========    ===========

      During the three month and nine month periods ended March 31, 2005 and 2004, the Company had net income; however, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the periods and are therefore not included in the calculation of earnings per share.

3.    MAJOR CUSTOMERS AND VENDORS

      The Company and its subsidiaries had consolidated sales of $3,582,815 and $3,373,330 to a domestic customer for a total of 23% and 24% of consolidated sales during the nine months ended March 31, 2005 and 2004, respectively. The Company had sales of $1,664,794 and $959,486 to a domestic customer for a total of 25% and 18% of consolidated sales, for the quarter ended March 31, 2005 and 2004, respectively.

      As of March 31, 2005, one customer accounted for 32% of consolidated receivables. As of March 31, 2004, one customer accounted for 34% of consolidated receivables.

      During the nine months ended March 31, 2005 and 2004, the Company and its subsidiaries had consolidated purchases of $5,554,780 and $5,722,455, respectively from two vendors for a total of 56% and 63% of consolidated purchases. During the quarter ended March 31, 2005 and 2004, the Company and its subsidiaries had consolidated purchases of $2,147,822 and $2,295,478, respectively from two vendors for a total of 51% and 64% of consolidated purchases.

4.    REVOLVING LINES OF CREDIT

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

      The Company has a revolving line of credit agreement with a financing company which provides for maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest of prime at 5.75% at March 31, 2005 plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Outstanding borrowings amounted to $1,762,265 at March 31, 2005. At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio covenant and no waiver for non-compliance has been requested or obtained.

      The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $110,332 and $347,040 at March 31, 2005 and June 30, 2004, respectively. The foreign line of credit matures November 30, 2005 and bears interest at 5.625%.

5.    INCOME TAXES

      The difference between the expected income tax expense at March 31, 2005 of $4,944 and $103,924 at March 31, 2004 which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, is primarily due to the decrease in the deferred tax valuation allowance.

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

                               SEGMENT INFORMATION

                                        INCOME (LOSS)
THREE MONTHS ENDED                          FROM       INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
  MARCH 31, 2005            NET SALES    OPERATIONS    EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------         -----------  -------------  --------  ------------  ------------  -------------
Power Transmission         $ 5,870,225  $     269,250  $ 65,116  $  8,179,917  $     33,720  $      72,137
Components
Trailer and Implement          761,318        (76,429)   37,216     2,292,907             -         23,807
Components
                           -----------  -------------  --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.   $ 6,631,543  $     192,821  $102,332  $ 10,472,824  $     33,720  $      95,944
                           ===========  =============  ========  ============  ============  =============

THREE MONTHS ENDED
  MARCH 31, 2005             NET SALES
------------------          -----------
Domestic Customers          $ 5,923,240
Foreign Customers               708,303
                            -----------
Total Omni, U.S.A., Inc.    $ 6,631,543
                            ===========

                             PROPERTY AND
MARCH 31, 2005              EQUIPMENT, NET
--------------              --------------
Domestic                    $      437,929
Foreign                            943,942
                            --------------
Total Omni, U.S.A., Inc.    $    1,381,871
                            ==============

                                        INCOME (LOSS)
THREE MONTHS ENDED                          FROM       INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
  MARCH 31, 2004            NET SALES    OPERATIONS    EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------         -----------  -------------  --------  ------------  ------------  -------------
Power Transmission         $ 4,552,528  $     254,908  $ 64,225  $  9,132,174  $     24,398  $      68,843
Components
Trailer and Implement          808,016         23,903    26,726     2,625,688         8,549         25,447
Components
                           -----------  -------------  --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.   $ 5,360,544  $     278,811  $ 90,951  $ 11,757,862  $     32,947  $      94,290
                           ===========  =============  ========  ============  ============  =============

THREE MONTHS ENDED
  MARCH 31, 2004             NET SALES
------------------          -----------
Domestic Customers          $ 4,865,109
Foreign Customers               495,435
                            -----------
Total Omni, U.S.A., Inc.    $ 5,360,544
                            ===========

                             PROPERTY AND
MARCH 31, 2004              EQUIPMENT, NET
--------------              --------------
Domestic                    $      486,404
Foreign                          1,075,996
                            --------------
Total Omni, U.S.A., Inc.    $    1,562,400
                            ==============

                               SEGMENT INFORMATION
                                   (CONTINUED)

                                        INCOME (LOSS)
NINE MONTHS ENDED                           FROM       INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
  MARCH 31, 2005            NET SALES    OPERATIONS    EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------         -----------  -------------  --------  ------------  ------------  -------------
Power Transmission         $13,368,280  $     488,373  $218,137  $  8,179,917  $    128,211  $     205,214
Components
Trailer and Implement        2,572,692       (134,024)  109,962     2,292,907        31,500         72,568
Components
                           -----------  -------------  --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.   $15,940,972  $     354,349  $328,099  $ 10,472,824  $    159,711  $     277,782
                           ===========  =============  ========  ============  ============  =============

NINE MONTHS ENDED
  MARCH 31, 2005              NET SALES
------------------            ---------
Domestic customers          $ 13,969,593
Foreign customers              1,971,379
                            ------------
Total Omni, U.S.A., Inc.    $ 15,940,972
                            ============

                             PROPERTY AND
MARCH 31, 2005              EQUIPMENT, NET
--------------              --------------
Domestic                    $      437,929
Foreign                            943,942
                            --------------
Total Omni, U.S.A., Inc.    $    1,381,871
                            ==============

                                        INCOME (LOSS)
NINE MONTHS ENDED                           FROM       INTEREST  IDENTIFIABLE    CAPITAL     DEPRECIATION/
  MARCH 31, 2004            NET SALES    OPERATIONS    EXPENSE      ASSETS     EXPENDITURES  AMORTIZATION
------------------         -----------  -------------  --------  ------------  ------------  -------------
Power Transmission         $11,839,482  $     543,652  $195,292  $  9,132,174  $     90,189  $     198,204
Components
Trailer and Implement        2,365,888         27,668    84,766     2,625,688        36,973         81,422
Components
                           -----------  -------------  --------  ------------  ------------  -------------
Total Omni, U.S.A., Inc.   $14,205,370  $     571,320  $280,058  $ 11,757,862  $    127,162  $     279,626
                           ===========  =============  ========  ============  ============  =============

NINE MONTHS ENDED
  MARCH 31, 2004              NET SALES
------------------          ------------
Domestic customers          $ 12,724,948
Foreign customers              1,480,422
                            ------------
Total Omni, U.S.A., Inc.    $ 14,205,370
                            ============

                             PROPERTY AND
MARCH 31, 2004              EQUIPMENT, NET
--------------              --------------
Domestic                    $      486,404
Foreign                          1,075,996
                            --------------
Total Omni, U.S.A., Inc.    $    1,562,400
                            ==============

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

Liquidity and Capital Resources

      The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $1,872,597 at March 31, 2005. The Company had working capital of $2,328,184 as of March 31, 2005 and working capital of $2,436,127 as of June 30, 2004, a decrease of $107,943. The decrease in working capital from June 30, 2004 was due to net income, increases in accounts receivable, lines of credit, and accrued expenses and offset by the net decrease in accounts payable.

      The Company had a cash balance of $362,238 as of March 31, 2005; reflecting a negative cash flow of $170,784 compared to the June 30, 2004 cash balance of $533,022. The Company's cash used by operating activities for the nine months ended March 31, 2005 of $800,423 consisted of increases in inventories and accounts receivable in both operating segments, offset by increases in accounts payable and accrued expenses.

      The Company's cash used in investing activities for the nine months ended March 31, 2005 of $105,984 consisted of net capital expenditures for the period in both operating segments.

      Net cash provided by financing activities for the nine months ended March 31, 2005 of $724,310 consisted primarily of net borrowings from the Company's lines of credit.

      The Company's current ratio was 1.36 as of March 31, 2005, which is a 12% decrease when compared to the June 30, 2004 current ratio of 1.56. This is primarily the result of increases in inventory as well as borrowings on the Company's lines of credit. Additionally this decrease is the result of accounting for the Company's domestic factoring agreement it was operating under as of June 30, 2004 and the domestic line of credit which replaced it in August 31, 2004 and was in effect as of December 31, 2004.

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

Results for the Quarter ended March 31, 2005 compared with the Quarter ended March 31, 2004

      The Company had net sales of $6,631,543 for the three months ended March 31, 2005. This represents an increase of 24% compared to the three months ended March 31, 2004 net sales of $5,360,544. Net sales for the power transmission segment increased while sales for the trailer and implement components decreased. The following table indicates the Company's net sales comparison and percentage of change for the three months ended March 31, 2005 and 2004:

                                     QUARTER                  QUARTER
                                      ENDED         %          ENDED        %       DOLLAR         %
      NET SALES                     03/31/05     OF TOTAL    03/31/04    OF TOTAL   CHANGE      CHANGE
      ---------                    -----------   --------   -----------  --------   ---------   ------
Power Transmission Components      $ 5,870,225         89%  $ 4,552,528        85%  1,317,697       29%
Trailer and Implement Components       761,318         11%      808,016        15%    (46,698)      (6%)
                                   -----------        ---   -----------       ---   ---------       --
Consolidated                       $ 6,631,543        100%  $ 5,360,544       100%  1,270,999       24%
                                   -----------        ---   -----------       ---   ---------       --

      Gross profit for the three months ended March 31, 2005 increased $114,083 to $1,308,450, compared to gross profit for the three months ended March 31, 2004 of $1,194,367. Gross profit as a percentage of net sales for the three months ended March 31, 2005 decreased to 20% as compared to 22% for the three months ended March 31, 2004. This decrease in profit margin was primarily due to the product mix of sales for the period to existing and new customers.

      Selling, general and administrative expenses increased $200,073 to $1,115,629 in the three months ended March 31, 2005 from $915,556 in the three months ended March 31, 2004. Selling, general and administrative expenses increased due to operational support required by the increase in sales activity in addition to costs incurred to increase efficiency in all operating segments for the period.

      Income from operations for the Company decreased $85,990 to $192,821 for the three months ended March 31, 2005, compared to $278,811 for the three months ended March 31, 2004. This decrease is the result of increased operating expenses and lower gross profit margins during the period.

      Interest expense increased $11,381 to $102,332 for the three months ended March 31, 2005 from $90,951 for the three months ended March 31, 2004. The increase resulted from increased borrowings and finance facility fees on the Company's line of credit.

      Other income was $10,867 for the three months ended March 31, 2005 compared to $23,449 for the three months ended March 31, 2004. Other income is comprised of scrap and service fee income during the period.

      The Company's net income decreased $109,953 to $101,356 or $0.09 per share, for the three months ended March 31, 2005 compared to $211,309 or $0.18 per share, for the three months ended March 31, 2004.

Results for the Nine months ended March 31, 2005 compared with the Nine months ended March 31, 2004

      The Company had net sales of $15,940,972 for the nine months ended March 31, 2005. This represents an increase of 12% compared to the nine months ended March 31, 2004 net sales of $14,205,370. Net sales have increased in both business segments. The following table indicates the Company's net sales comparison and percentage of change for the nine months ended March 31, 2005 and 2004:

                                   NINE MONTHS              NINE MONTHS
                                      ENDED         %          ENDED        %       DOLLAR         %
      NET SALES                     03/31/05     OF TOTAL    03/31/04    OF TOTAL   CHANGE      CHANGE
      ---------                    -----------   --------   -----------  --------   ---------   ------
Power Transmission Components      $13,368,280         84%  $11,839,482       83%   1,528,798       13%
Trailer and Implement Components     2,572,692         16%    2,365,888       17%     206,804        9%
                                   -----------        ---   -----------      ---    ---------       --
Consolidated                       $15,940,972        100%  $14,205,370      100%   1,735,602       12%
                                   -----------        ---   -----------      ---    ---------       --

      Gross profit for the nine months ended March 31, 2005 increased $277,753 to $3,586,819, compared to gross profit for the nine months ended March 31, 2004 of $3,309,066. Gross profit as a percentage of net sales for the nine months ended March 31, 2005 and 2004 were both approximately 23%. Management strives to maintain favorable profit margin levels in a competitive market.

      Selling, general and administrative expenses increased $494,724 to $3,232,470 in the nine months ended March 31, 2005 from $2,737,746 in the nine months ended March 31, 2004. Selling, general and administrative expenses increased due to operational support required by the increase in sales activity in addition to costs incurred to increase efficiency in all operating segments for the period.

      Income from operations for the Company decreased $216,971 to $354,349 for the nine months ended March 31, 2005, compared to $571,320 for the nine months ended March 31, 2004. This decrease is primarily the result of the increase in selling, general and administrative expenses in comparison to the increase sales for the period.

      Interest expense increased $48,041 to $328,099 for the nine months ended March 31, 2005 from $280,058 for the nine months ended March 31, 2004. The increase resulted from increased borrowings and finance facility fees on the Company's lines of credit.

      Other income/(expense) was ($11,708) for the nine months ended March 31, 2005 compared to $14,396 for the nine months ended March 31, 2004. Other income is comprised of scrap and service fee income offset by net sales commissions during the period.

      The Company's net income decreased $291,116 to $14,542 or $0.02 per share, for the nine months ended March 31, 2005 compared to $305,658, or $0.26 per share, for the nine months ended March 31, 2004.

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

     Exhibit 31.1 and 31.2
     Exhibit 32

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

Date: May 16, 2005                   OMNI U.S.A., INC.

                                     By: /s/ Jeffrey K. Daniel
                                         ---------------------------------------
                                         Jeffrey K. Daniel
                                         President and Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description

31.1 and 31.2              Certification of CEO,  President & CFO Pursuant to
                           Rule 13a-14(a) and Rule 15d-14(a) of the Securities
                           Exchange Act, as amended

32 Certification of CEO, President & CFO Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section of the Sarbanes Oxley Act of 2002