Form 10KSB
period 2005-06-30
OMNI USA INC
filed 2005-10-13
CIK 846732

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form, 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $21,007,038

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 12, 2005 was approximately $1,277,075 based on quoted sales on the Over The Counter (OTC) Bulletin Board on such date.

     The number of shares of the Registrant's common stock outstanding as of October 12, 2005 was 1,227,079.

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

     Products

     OMNI GEAR

     Power Transmission Components. Power transmissions (also known as "enclosed geardrives" or "gearboxes") are configurations of gears enclosed in a housing or casing that transfer or transmit power from one point to another. Omni Gear currently distributes a standard product line of over 300,000 gearbox configurations. As a percentage of revenues, Omni Gear's power transmission components are its most significant product, representing 85% and 83% of the Company's revenues in fiscal years 2005 and 2004, respectively.

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

     BUTLER

     Trailer and Implement Components. Butler manufactures a wide variety of jacks with capacities ranging from 1,000 lbs. to 220,000 lbs. These jacks are used to level and lift various trailers, agricultural implements and equipment for recreational, utility, construction, agricultural and trucking industries as well as for military applications. Butler's products include heavy-duty implement jacks, spring return jacks, stabilizing jacks and wheel chocks for semi-trailers, a series of high density polyethylene lubricating plates for the trucking industry and a complete line of bumper-pull and gooseneck couplers for trailers with gross weights up to 30,000 lbs. Butler's Oklahoma facility manufactures component parts for horse, livestock and utility trailers. Their products include greaseable gate and hinge sleeves, back gate handles and extensions, roller pin assemblies, spring loaded latches, butt bars and plates, hinge assemblies and roof bows. As a percentage of revenues, trailer and implement component sales represented 15% and 17% of the Company's net sales in fiscal years 2005 and 2004, respectively.

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

     Inventories, Firm Orders and Backlogs. The Company maintains approximately $1,365,000 in inventory at the Houston, Texas facility, approximately $810,000 at the Butler, Kentucky facility, approximately $687,000 at the Shanghai, China facility, approximately $270,000 in Brazil and approximately $160,000 in transit. Additionally, the Company has access to inventory located in bonded warehouses and vendor facilities. The Company forecasts sales 12 months in advance and maintains a three month rolling production schedule, which permits the Company to maintain sufficient inventories to meet projected requirements of its customers yet avoids excessive investments in inventory. The Company expects that current inventory and production levels in the next fiscal year will adequately supply product to fulfill the Company's backlog of orders.

     As of June 30, 2005, the Company's backlog was approximately $8,163,000. The Company determines the amount of backlog by estimating purchases to be made by established customers with blanket purchase orders with the Company. Average delivery time for the Company's power transmission equipment varies depending upon the product. The Company can often fill and ship an order from inventory in twenty-four hours; orders for products that require minimal modification to an existing product can often be shipped in a few days; and custom products requiring extensive design and retooling for production can require a six month production schedule. The Company believes that its entire backlog is shippable in the next fiscal year.

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

     Employment. The Company currently employs approximately two hundred sixteen persons worldwide; (i) two hundred by Shanghai Omni Gear, (ii) sixteen at the Company's Houston, Texas facility, (iii) twenty-five at the Company's facilities in Butler, Kentucky, (iv) two by Omni Gear do Brazil, and (v) two by Omni Resources. Nineteen of Butler's twenty-five employees are unionized. No other Company employees are unionized or attempting to unionize. Management believes its relations with its employees, union and non-union, are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the quarter or fiscal year ended June 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASDAQ Over-The-Counter tier of the NASDAQ Stock Market under the symbol "OUSA".

     The following table sets forth in the periods indicated the range of low and high sales prices per share of the Company's Common Stock traded as reported by the NASDAQ Stock Market (amounts have been restated to account for the reverse stock split):

Quarter Ending    Low   High
--------------   ----   ----
06/30/03         0.35   1.01

09/30/03         0.50   1.80

12/31/03         0.70   0.70

03/31/04         0.36   1.12

06/30/04         0.88   1.65

09/30/04         1.01   2.00

12/31/04         1.11   2.35

03/31/05         1.32   2.33

06/30/05         0.90   1.80

     As of October 12, 2005, the closing price of the Company's Common Stock was $1.75 per share. As of June 30, 2005, there were approximately 607 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. As a result of net losses in prior fiscal years, the Company has a cumulative retained deficit of $2,748,436 as of June 30, 2005; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Liquidity and Capital Resources

     The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $1,606,487 at June 30, 2005. The Company had working capital of $1,766,846 as of June 30, 2005 and $2,436,124 as of June 30, 2004; a decrease of $669,278 during the fiscal year ended June 30, 2005. The change in working capital was due primarily to decreases in accounts receivable, accounts payable, inventory, and borrowings on short-term debt offset by increases in accrued expenses and payments on the Company's lines of credit in the fiscal year ended June 30, 2005.

     The Company had negative cash flow of $131,374 which resulted in a cash balance of $401,648 at the year ended June 30, 2005, compared to the June 30, 2004 cash balance of $533,022. The negative cash flow was generated by increases in payments to the line of credit and notes payable and capital additions and the net loss for the year.

     The inventory balance as of June 30, 2005 was $3,292,510, a decrease of $720,711 compared to the June 30, 2004 inventory of $4,013,221.

     The Company's cash used in investing activities for the year ended June 30, 2005 of $229,601 consisted primarily of capital expenditures for fixed assets compared to $150,160 for the year ended June 30, 2004. The Company believes that its present facilities and planned capital expenditures are sufficient to provide adequate capacity for operations in the next fiscal year.

     Net cash provided from financing activities for the year ended June 30, 2005 of $354,257 consisted primarily of borrowings on the Company's line of credit offset by payments to long term debt and notes payable.

     The Company's current ratio was 1.36 as of June 30, 2005, which is a 13% decrease when compared to the June 30, 2004 current ratio of 1.56.

     On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by the assets of the Houston, Texas and Butler, Kentucky subsidiaries only and by personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable.

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

     Results of Operations

     Fiscal year ended June 30, 2005, compared to fiscal year ended June 30 2004. The Company's business is cyclical and dependent on industrial spending levels and is impacted by the strength of the economy and other factors. The Company had net sales of $21,007,038 for the year ended June 30, 2005. This represents an increase of 10% compared to the year ended June 30, 2004 net sales of $19,151,939. The following table indicates the Company's net sales comparison and percentage of change for the years ended June 30, 2005 and 2004:

                                    YEAR ENDED       %       YEAR ENDED       %        DOLLAR       %
NET SALES                            6/30/05     OF TOTAL     6/30/04     OF TOTAL     CHANGE     CHANGE
---------                          -----------   --------   -----------   --------   ----------   ------
Power Transmission Components      $17,780,531      85%     $15,961,652      83%     $1,826,111     11%
Trailer and Implement Components     3,226,507      15%       3,190,287      17%         39,326      1%
                                   -----------     ---      -----------     ---      ----------    ---
Consolidated                       $21,007,038     100%     $19,151,939     100%     $1,865,437     10%
                                   ===========     ===      ===========     ===      ==========     ==

The increase of net sales in the power transmission business segment was due to increased orders from existing customers

     Gross profit for the year ended June 30, 2005 decreased $127,369 to $4,408,724, compared to gross profit for the year ended June 30, 2004 of $4,536,093. The decrease in gross profit is due primarily to increase in net sales, and ongoing efforts to manage and decrease overhead. Gross profit as a percentage of net sales was 21% for the year ended June 30, 2005 and 24% for the year ended June 30, 2004.

     Selling, general and administrative expenses increased $634,587 to $4,456,237 in the year ended June 30, 2005 from $3,821,650 in the year ended June 30, 2004. Selling, general and administrative expenses as a percentage of sales was 21% for the year ended June 30, 2005 and 20% for the year ended June 30, 2004. The increase in selling, general and administrative expenses are due to increased operational support required by the increase in sales activity.

     Income from operations for the Company decreased $761,956 to ($47,513) for the year ended June 30, 2005, compared to $714,443 for the year ended June 30, 2004. This decrease is primarily the result of increased selling, general, and administrative expenses and the decrease in gross profit during the year ended June 30, 2005.

     Interest expense decreased $2,719, to $435,897 for the year ended June 30, 2005 from $438,616 for the year ended June 30, 2004. The decrease in interest expense is nominal compared to the previous fiscal year.

     Other income, net (expense) was an expense of ($97,821) for the year ended June 30, 2005 compared to an income of $28,898 for the year ended June 30, 2004. The change was mostly attributable to write-off of the goodwill in one of the subsidiaries.

     The Company's net income decreased $851,859 to a loss of ($639,020), or ($0.53) per share, for the year ended June 30, 2005 compared to $282,301, or $0.24 per share, for the year ended June 30, 2004.

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

ITEM 7. FINANCIAL STATEMENTS

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 and 2004

                            Harper & Pearson Company
                            One Riverway, Suite 1000
                              Houston, Texas 77056

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of
Omni U.S.A., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Omni U.S.A., Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni U.S.A., Inc. and Subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.


/s/ HARPER & PEARSON COMPANY
-------------------------------------
Houston, Texas
October 7, 2005

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004

                                                                  2005          2004
                                                              -----------   -----------
                           ASSETS

CURRENT ASSETS
   Cash                                                       $   401,648   $   533,022
   Accounts receivable, trade, net                              2,581,750     2,042,392
   Accounts receivable, related parties                            11,475        24,740
   Inventories, net                                             3,292,510     4,013,221
   Notes receivable, trade                                         57,878            --
   Prepaid expenses                                               320,949       200,041
                                                              -----------   -----------
      TOTAL CURRENT ASSETS                                      6,666,210     6,813,416

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                    1,365,827     1,522,830

OTHER ASSETS - primarily intangible assets, net                   275,028       329,756
                                                              -----------   -----------
TOTAL ASSETS                                                  $ 8,307,065   $ 8,666,002
                                                              ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $ 2,142,684   $ 2,430,087
   Revolving line of credit                                     1,606,487       347,040
   Accrued expenses                                               346,159       256,031
   Current portion of notes payable                               804,034     1,344,134
                                                              -----------   -----------
      TOTAL CURRENT LIABILITIES                                 4,899,364     4,377,292
                                                              -----------   -----------
NOTES PAYABLE                                                     649,346     1,014,436
                                                              -----------   -----------
STOCKHOLDERS' EQUITY
   Common stock (1,227,079 shares issued and 1,227,079
   and 1,171,812 shares outstanding at June 30, 2005
   and 2004, respectively)                                          6,129         6,129
   Additional paid-in capital                                   5,372,815     5,372,815
   Treasury stock (0 and 55,267 shares at June 30, 2005 and
   2004, respectively)                                                 --      (100,071)
   Retained deficit                                            (2,748,436)   (2,109,416)
   Foreign currency translation adjustment                        127,847       104,817
                                                              -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                2,758,355     3,274,274
                                                              -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                     $ 8,307,065   $ 8,666,002
                                                              ===========   ===========

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                      2005           2004
                                                  ------------   ------------
NET SALES                                         $ 21,007,038   $ 19,151,939
COST OF SALES                                      (16,598,314)   (14,615,846)
                                                  ------------   ------------
      Gross Profit                                   4,408,724      4,536,093
OPERATING EXPENSES
   Selling, general and administrative              (4,456,237)    (3,821,650)
                                                  ------------   ------------
      Operating (loss) income                          (47,513)       714,443

OTHER INCOME (EXPENSE)
   Commission income, net                              (57,789)       (22,424)
   Interest expense                                   (435,897)      (438,616)
   Other, net                                          (97,821)        28,898
                                                  ------------   ------------
(LOSS) INCOME BEFORE INCOME TAX EXPENSE               (639,020)       282,301
INCOME TAX EXPENSE                                          --             --
                                                  ------------   ------------
NET (LOSS) INCOME                                     (639,020)       282,301

GAIN ON FOREIGN CURRENCY TRANSLATION ADJUSTMENT         23,030          8,572
                                                  ------------   ------------
COMPREHENSIVE (LOSS) INCOME                       $   (615,990)  $    290,873
                                                  ============   ============
BASIC (LOSS) INCOME PER SHARE                     $      (0.53)  $       0.24
                                                  ============   ============
DILUTED (LOSS) INCOME PER SHARE                   $      (0.53)  $       0.24
                                                  ============   ============

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                          Common Stock
                                      --------------------
                                         Number              Additional                               Foreign
                                       of Shares               Paid-In     Treasury     Retained     Currency
                                      Outstanding   Amount     Capital      Stock       Deficit     Adjustment      Total
                                      -----------   ------   ----------   ---------   -----------   ----------   ----------
Balance, June 30, 2003                 1,171,812    $6,129   $5,372,815   $(100,071)  $(2,391,717)   $ 96,245    $2,983,401

Net Income (Loss)                                                                         282,301                   282,301

Unrealized gain on foreign currency
   translation adjustment                                                                               8,572         8,572
                                       ---------    ------   ----------   ---------   -----------    --------    ----------
Balance, June 30, 2004                 1,171,812     6,129    5,372,815    (100,071)   (2,109,416)    104,817     3,274,274

Treasury stock issued for services
and patents                               55,267                            100,071                                 100,071

Net Income (Loss)                                                                        (639,020)                 (639,020)

Unrealized gain on foreign currency                                                                    23,030        23,030
   translation adjustment
                                       ---------    ------   ----------   ---------   -----------    --------    ----------
Balance, June 30, 2005                 1,227,079    $6,129   $5,372,815   $      --   $(2,748,436)   $127,847    $2,758,355
                                       =========    ======   ==========   =========   ===========    ========    ==========

See accompanying notes.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                2005           2004
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                        $   (639,020)  $    282,301
                                                            ------------   ------------
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                              362,427        344,980
      Treasury stock issued for services                           9,571             --
      Goodwill impairment charge                                 169,402             --
      Changes in operating assets and liabilities:
         Accounts and notes receivable                          (583,971)     1,917,572
         Inventories                                             720,711            887
         Prepaid expenses                                       (120,908)        24,008
         Accounts payable and accrued expenses                  (197,272)      (577,903)
         Other assets                                                 --        (10,509)
                                                            ------------   ------------
            Total adjustments                                    359,960      1,699,036
                                                            ------------   ------------
            Net cash provided by operating
               activities                                       (279,060)     1,981,337
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (190,424)      (150,160)
   Acquisition of intangible and other assets                    (39,177)            --
                                                            ------------   ------------
            Net cash used by investing activities               (229,601)      (150,160)
                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on lines of credit                22,081,109     12,818,577
   Payments on line of credit                                (20,821,662)   (15,211,546)
   Payments on notes payable                                    (905,190)       377,013
                                                            ------------   ------------
            Net cash used by financing activities                354,257     (2,015,956)
                                                            ------------   ------------
Gain on foreign currency translation adjustment                   23,030          8,572
                                                            ------------   ------------
NET DECREASE IN CASH                                            (131,374)      (176,208)

CASH AT BEGINNING OF PERIOD                                      533,022        709,230
                                                                                     --
                                                            ------------   ------------
CASH AT END OF PERIOD                                       $    401,648   $    533,022
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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. Cash in financial institutions located abroad totaled $250,152 and $436,952 in 2005 and 2004, respectively.

     Trade accounts receivable consist of receivables from both domestic and foreign customers in various industries and geographic regions worldwide, with more than one half of consolidated sales being to customers in the Southern and Central United States. Generally, no collateral or other security is required to support customer receivables. An allowance for doubtful accounts is established as needed based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Sales of receivables without recourse under the Company's factoring arrangement as further discussed in Note 2 are recorded as a sale of assets.

     As of June 30, 2005, one customer accounted for 27% of consolidated receivables. As of June 30, 2004 one customer accounted for 15% of consolidated receivables.

     Notes receivable result from sales made with extended credit terms and are payable in monthly installments and carry interest.

     The Company has inventory located in China of approximately $687,000 and $985,000 at June 30, 2005 and 2004, respectively and in Brazil of approximately $270,000 and $146,000 at June 30, 2005 and 2004,
     respectively.

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

                                                 Estimated useful
                                                   lives (years)
                                                 ----------------
Warehouse, manufacturing, and office equipment        3 to 10
Leasehold improvements                                5 to 10
Tooling costs                                         5 to 10

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

NOTE 1 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Intangible Assets and Organizational Costs - Intangible assets consist of goodwill from the Butler Products acquisition, engineering plans, designs, trademarks and patents. Amortization of non-goodwill intangibles is provided on a straight-line basis over five to fifteen year periods. The Company adopted SFAS No. 142 effective July 1, 2001. At June 30, 2005 and 2004, the Company had $169,000 in intangible goodwill that is no longer being amortized as a result of this statement. During the fourth quarter of fiscal year 2005, the Company determined that the carrying amount of $169,000 of net goodwill in the Houston subsidiary's books that resulted from the purchase of Butler Products was impaired. As a result, a goodwill impairment loss was recognized for the entire amount.

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

     Fair Value of Financial Instruments - The fair value of financial instruments approximate their reported carrying amounts at June 30, 2005 and 2004 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates. As of June 30, 2005 and 2004, the Company does not have any derivatives and has experienced no impact from adoption of SFAS No. 133.

     Other Income - Other income consists of income received from sales of scrap metal or inventory, tooling fees from customers for custom orders, and gains and losses on the sales of assets.

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

     Inventory Costs

              In November 2004, the FASB issued SFAS No. 151, "Inventory Costs
     - an amendment of ARB 43, Chapter 4" (SFAS 151), SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that those items be recognized as current-period charges, rather than as a portion of the inventory cost. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the Company's consolidated financial statements.

     Tax

              In December 2004, the FASB issued Staff Position No. FAS 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004" (FAS 109-1). The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides for a deduction for certain qualified production activities. FAS 109-1 provides guidance for the application of FASB Statement No. 109, Accounting for Income Taxes, to the deduction for certain qualified production activities, and was effective immediately upon issuance. The adoption of FAS 109-1 did not have a significant impact on the Company's consolidated financial statements.

              In December 2004, the FASB issued Staff Position No. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FAS 109-2). The American Jobs Creation Act of 2004 ("Jobs Act"), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. This did not have a significant impact on the Company's consolidated financial statements.

     Share-Based Payment

              In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method.

              The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company will continue to utilize the Black-Scholes option pricing model to measure the fair value of its stock options.

              The Company expects to adopt SFAS 123R effective July 1, 2005. The Company does not believe that this adoption will have a significant impact on the Company's results of operations.


NOTE 2 ACCOUNTS RECEIVABLE

     Accounts receivable at June 30 consisted of the following:

                                     2005         2004
                                  ----------   ----------
Accounts receivable, trade        $2,642,562   $2,167,540
Allowance for doubtful accounts      (60,812)    (125,148)
                                  ----------   ----------
                                  $2,581,750   $2,042,392
                                  ==========   ==========

     In May 2004, the Company entered into a factoring agreement with a financing company which temporarily replaced the Company's revolving line of credit. Under the factoring agreement, the financing company purchases qualifying accounts receivable without recourse subject to a residual payment of 15% of the receivable balance less factoring fees. The Company accounts for the factoring of the receivables as a sale of assets in accordance with Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Total receivables sold under the factoring agreement were $1,419,630 at June 30, 2004. Included in accounts receivable at June 30, 2004 are $212,944 in residual payments due to the Company from the financing company. Subsequent to June 30, 2004, the factoring arrangement was replaced with a revolving line of credit.

NOTE 3 INVENTORIES

     Inventories at June 30 consisted of the following:

                                    2005         2004
                                 ----------   ----------
Raw materials                    $  187,953   $  299,755
Work in process                     148,346      196,438
Finished Goods                    3,070,280    3,646,008
Reserve for obsolete inventory     (114,069)    (128,980)
                                 ----------   ----------
                                 $3,292,510   $4,013,221
                                 ==========   ==========

NOTE 4 PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consisted of the following:

                                                     2005          2004
                                                 -----------   -----------
Warehouse, manufacturing, and office equipment   $ 4,008,226   $ 3,842,786
Land, buildings, and leasehold improvements          638,787       634,209
Tooling costs                                        567,057       546,651
                                                 -----------   -----------
                                                   5,214,070     5,023,646
Accumulated depreciation and amortization         (3,848,243)   (3,500,816)
                                                 -----------   -----------
                                                 $ 1,365,827   $ 1,522,830
                                                 ===========   ===========

NOTE 5 OTHER ASSETS

     Other assets at June 30 consisted of the following:

                             2005        2004
                           --------   ---------
Intangible assets          $333,258   $ 454,427
Accumulated amortization    (58,230)   (124,671)
                           --------   ---------
                           $275,028   $ 329,756
                           ========   =========

NOTE 6 REVOLVING LINES OF CREDIT

     The Company maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000, based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $33,276 and $347,040 at June 30, 2005 and June 30, 2004, respectively. The line of credit matures November 30, 2005 and bears interest at 5.625%.

     On August 4, 2004, the Company entered into a revolving line of credit agreement with a new financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by the assets of the Houston, Texas and Butler, Kentucky subsidiaries only and by personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under the inventory note payable. Outstanding borrowings amounted to $1,573,211 and $0 at June 30, 2005 and June 30, 2004, respectively. The Company was not in compliance with certain covenants at June 30, 2005, and has not yet obtained a waiver.

NOTE 7 NOTES PAYABLE

Notes payable at June 30 consisted of the following:

                                                                             2005         2004
                                                                          ----------   ----------
Notes payable to banks/finance companies, due in aggregate monthly installments of $949 including interest ranging from 1.9% to 7.7%,
maturing at various dates through 2006, secured by vehicles               $    1,798   $   12,691

Notes payable to equipment manufacturer, due in aggregate monthly installments of $198 including interest, maturing at various dates
through 2008                                                                   4,889        6,636

Note payable to equipment manufacturer, secured by equipment
Management has classified these balances and payments based upon management's plan to repay the debt over a 60 month period in monthly
installments of $5,800 including interest at 8% through 2007.                121,638      178,683

Note payable to PACCAR, Inc. due in minimum monthly payments of $18,600 including principle and interest of approximately 11% commencing for a
period of 5 years in May 2002, unsecured                                     444,447      601,647

Note payable to supplier of $435,916 payable in a 10% premium paid on all future purchases from the supplier until the balance is paid in full. Classification of current and long term portions are based upon
Management's best estimate of future repayments                              269,674      347,902

Note payable to foreign third party, principle due in one payment
January 27, 2006, interest at 0.54% due monthly and secured by certain
machinery and equipment of Shanghai Omni Gear                                362,443      362,443

Junior Subordinated Notes to Butler Products Corporation former owners at 8% annual interest with variable payments based upon margins earned on certain Butler product sales and from proceeds of any Butler assets sold in the future, if any. The former owners have the right to further amend and accelerate the repayment terms if repayment of principle is not deemed adequate by the former owners under the above
repayment plan. Management has classified the balance as current             143,275      181,974

Notes payable to banks/finance companies, due in aggregate monthly
installments of $777 including interest, maturing in 2008                     18,014           --

Short term note payable converted from an accounts payable to a
supplier payable in less than one year, at 0% interest, unsecured             87,203           --

Inventory note payable of $850,000 at 7% due in monthly payments of
$30,000 with the remaining balance due August 31, 2004. The note payable is subject to certain financial and reporting covenants and secured by the assets of the Company. The Company was in not in compliance with its covenants at June 30, 2004. The note was repaid in
August 2004 as further discussed in Note 18 with a new revolving line
of credit                                                                         --      666,595
                                                                          ----------   ----------
                                                                           1,453,380    2,358,570
Less current portion                                                         804,034    1,344,134
                                                                          ----------   ----------
Long term portion                                                         $  649,347   $1,014,436
                                                                          ==========   ==========

     Future maturities of long-term debt by fiscal year are as follows:

2006      804,034
2007      360,115
2008      246,298
2009       42,934
       ----------
       $1,453,380
       ==========

NOTE 8 COMMON STOCK

     The Company has authorized 50,000,000 shares of common stock with a par value of $.004995 per share. At June 30, 2005, the Company had issued 1,227,079 shares with all shares outstanding. The Company has never paid cash dividends on its Common Stock. In October 2004, The Company issued 55,267 shares of stock in exchange for intangible assets and professional services. As a result of net losses in the prior fiscal years, the Company has a cumulative retained deficit of $2,669,161 as of June 30, 2005; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. In addition, the Company's revolving line of credit facility prohibits the payment of dividends.

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

     The Board of Directors has reserved 500,000 shares under the Plans.

                                                                                                              Weighted-
                                                                                                               Average
                                              Total #    $12.00   $3.00    $4.875   $6.75    $3.564  $3.1875  Exercise
Stock Option Summary                         of Shares  Options  Options  Options  Options  Options  Options    Price
--------------------                         ---------  -------  -------  -------  -------  -------  -------  ---------
Options Outstanding at June 30, 2003          345,667    23,333  297,333   10,000   5,000    10,000      0       3.63
Options Granted                                     0         0        0        0       0         0      0          0
Options Canceled                                    0         0        0        0       0         0      0          0
Options Outstanding at June 30, 2004          345,667    23,333  297,333   10,000   5,000    10,000      0       3.63
Options Granted                                     0         0        0        0       0         0      0          0
Options Canceled                                    0    23,333        0        0       0         0      0          0
Options Outstanding at June 30, 2005          322,334         0  297,333   10,000   5,000    10,000      0       3.13
Exercisable at June 30, 2005                  345,667    23,333  297,333   10,000   5,000    10,000      0       3.63
Exercisable at June 30, 2004                  322,334         0  297,333   10,000   5,000    10,000      0       3.13
Available for future grant at June 30, 2005   177,666
                                              -------    ------  -------   ------   -----    ------    ---       ----
Weighted-average remaining contractual life
   in years                                       1.7         0      1.5        4       4       4.5      0
                                              -------    ------  -------   ------   -----    ------    ---       ----

     SFAS No. 123 and 148, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs f or stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No options were granted in the fiscal years ended June 30, 2005 and 2004 and there was no effect to the income statement under SFAS 123 and 148.

NOTE 11 EARNINGS PER SHARE

     The following sets forth the computation of basic and diluted earnings per share at June 30, 2005 and 2004.

                                                                   2005         2004
                                                                ----------   ----------
Numerator
   Net Income (loss)                                            $ (639,020)  $  282,301
                                                                ==========   ==========
Denominator
   Denominator for basic earnings per share -
   weighted average common shares outstanding                    1,212,392    1,171,812

   Effect of dilutive securities:
      Conversion of dilutive stock options                              --           --
                                                                ----------   ----------
   Denominator for dilutive earnings per share -
      adjusted weighted average shares and assumed conversion    1,212,392    1,171,812
                                                                ==========   ==========
Basic Earnings Per Share (Loss)                                 $    (0.53)  $     0.24
                                                                ==========   ==========
Diluted Net Earnings Per Share (Loss)                           $    (0.53)  $     0.24
                                                                ==========   ==========

     Stock options at June 30, 2005 and 2004 are antidilutive as all exercise prices are currently higher than the market price.

NOTE 12 INCOME TAXES

     Income tax (expense) benefit is comprised of the following:

                       2005   2004
                       ----   ----
Current state            --     --
Deferred - Current       --     --
Deferred - Long-Term     --     --
                        ---    ---
                         --     --
                        ===    ===

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

     The components of the Company's deferred tax assets and liabilities at June 30 are as follows:

                                                             2005        2004
                                                          ---------   ---------
Current deferred tax assets
   Accounts receivable                                    $  54,000   $  43,000
   Inventory                                                 58,000      63,000
   Domestic net operating loss carry-forwards               225,000     164,000
   Foreign subsidiary net operating loss carry-forwards     611,000     517,000
                                                          ---------   ---------
   Deferred tax assets                                      948,000     787,000

Non-current deferred tax liabilities
   Depreciation                                            (136,000)   (128,000)
                                                          ---------   ---------
Net deferred income tax assets                              812,000     659,000
Valuation allowance                                        (812,000)   (659,000)
                                                          ---------   ---------
Net deferred income taxes                                        --          --
                                                          =========   =========

     The valuation allowance increased $153,000 and decreased $67,000 during 2005 and 2004, respectively due to losses. At June 30, 2005 the Company had approximately $662,000 of domestic net operating losses, which expire by 2023.

     The Company has not provided for income taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest these earnings in the continuing operations of these subsidiaries. In determining the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax assets and liabilities, projected future taxable income, if any, and the tax planning strategies in determining this value. Management does not believe it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances at June 30, 2005. The cumulative amount of undistributed losses of its foreign subsidiaries is approximately $1,795,000 at June 30, 2005.

     The difference between the effective rate of income tax expense at June 30, 2005 and 2004 and the amounts which would be determined by applying the statutory U.S. income tax rate of 34% to income before income tax expense, are explained below according to the tax implications of various items of income or expense.

                                                           2005       2004
                                                         --------   --------
Provision for income tax benefit/(expense) at U.S.
   statutory rates                                        217,267   $(64,407)
Change in income tax benefit/(expense) resulting from:
   Non-deductible expense                                  (3,200)    (3,600)
   Non-deductible Goodwill writeoff                       (58,000)        --
   Other                                                   (3,067)     1,007
Change in valuation reserve                              (153,000)    67,000
                                                         --------   --------
Income tax benefit (expense)                                   --         --
                                                         ========   ========

NOTE 13 COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases equipment and office, warehouse and manufacturing space in Houston, Texas and Shanghai, China. The Houston lease is $8,500 per month through 2005. The Shanghai lease began in 1996 and has a thirty-year term at approximately $10,000 per month. At June 30, 2004, the future minimum rental payments required under operating leases were approximately:

2006         $  292,857
2007            134,289
2008            134,289
2009            132,529
2010            129,009
Thereafter    1,570,617
             ----------
Total        $2,393,591
             ==========

     Rent expense was approximately $274,000 and $257,000 during the years ended June 30, 2005 and 2004, respectively.

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

     Employment - Seventy-six percent of one of the subsidiary's employees, (specifically, nineteen of twenty-five Butler employees) are unionized and are covered by a collective bargaining agreement. The collective bargaining agreement expires within one year.

     Employee Benefits - The Company maintains a 401(k) plan, which covers substantially all employees. Contributions by the Company are discretionary. During the years ended June 30, 2005 and 2004, the Company made no contributions to the plan.

     Litigation - The Company continues to aggressively protect its trademarks. From time to time the Company files suit to enforce its trademark and other intellectual property. Historically, the Company has been successful in preventing others from using Omni's trademarks or trade dress or in seeking other relief.

NOTE 14 MAJOR CUSTOMERS AND SUPPLIERS

     The Company and its subsidiaries had consolidated sales in its power transmission component segment of $5,106,032 and $3,954,991 to one customer representing 24% and 21% of total consolidated sales in fiscal 2005 and 2004, respectively.

     Approximately 61% of the Company's inventory purchases were from two companies in China in 2005 and 2004.

NOTE 15 SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company converted $87,203 in accounts payable into notes payable as mentioned in note 7. The company also issued treasury stock for the acquisition of patents and services.

     Due to net operating loss carryforwards, the Company was not required to pay any income taxes in 2005 and 2004.

     The Company paid interest of $435,897 and $438,616 during the fiscal years ended June 30, 2005 and 2004, respectively.

NOTE 16 SEGMENT INFORMATION

     The Company identifies its competition and business segments by the power transmission and trailer and implement components.

     Selected financial information by business segment with respect to these activities for the years ended June 30 is as follows:

                                          2005          2004
                                      -----------   -----------
Net Sales
   Power Transmission Components      $17,780,531   $15,961,652
   Trailer and Implement Components     3,226,507     3,190,287
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $21,007,038   $19,151,939
                                      ===========   ===========

Income (Loss) from Operations
   Power Transmission Components      $   404,470   $   901,049
   Trailer and Implement Components      (431,983)     (186,606)
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $   (47,513)  $   714,443
                                      ===========   ===========

Net Income (Loss)
   Power Transmission Components      $   (50,124)  $   571,980
   Trailer and Implement Components      (588,896)     (289,679)
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $  (639,020)  $   282,301
                                      ===========   ===========

Identifiable Assets
   Power Transmission Components      $ 6,446,270   $ 5,819,116
   Trailer and Implement Components     1,860,795     2,846,886
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $ 8,307,065   $ 8,666,002
                                      ===========   ===========
Revenues
   Domestic Customers                 $18,779,048   $16,823,270
   Foreign Customers                    2,227,990     2,328,669
                                      -----------   -----------
   Total Revenues                     $21,007,038   $19,151,939
                                      ===========   ===========
Property and Equipment (net)
   Domestic                           $   427,765   $   469,990
   Foreign                                938,062     1,052,840
                                      -----------   -----------
   Total Property and Equipment       $ 1,365,827   $ 1,522,830
                                      ===========   ===========
Depreciation and amortization
   Power Transmission Components      $   267,186   $   237,070
   Trailer and Implement Components        95,241       107,910
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $   362,427   $   344,980
                                      ===========   ===========
Interest Expense
   Power Transmission Components      $   280,909   $   333,370
   Trailer and Implement Components       154,988       105,246
                                      -----------   -----------
   Total Omni U.S.A., Inc.            $   435,897   $   438,616
                                      ===========   ===========

NOTE 17 FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     During the fourth quarter of fiscal year 2004, the Company recorded adjustments of approximately $80,000 to write down inventory in its Trailer Implement Components business segment as a result of its consolidation of facilities to Butler, Kentucky during the second quarter of fiscal year 2004, the adjustments were the result of determinations that certain transferred inventory from discontinued operations retained no value.

     During the fourth quarter of fiscal year 2005, the Company determined that the carrying amount of $169,000 of net goodwill in the Houston subsidiary's books that resulted from the purchase of Butler Products was impaired. As a result, a goodwill impairment loss was recognized for the entire amount. Additionally, Butler inventory was reduced by approximately 120,000 as determined by the year end physical count.

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

Name                Age   Position
----                ---   --------
Jeffrey K. Daniel    44   President, Chief Executive Officer and Director
Craig L. Daniel      45   Vice President-Manufacturing and Director
Kevin Guan           47   Director
Didi Duan            58   Director

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid to the Company's executive officers in each of the three most recent fiscal years:

                              Annual Compensation                   Long Term Compensation
                    --------------------------------------   -----------------------------------
                                                                       Awards            Payouts
                                                             -------------------------   -------
                                                             Restricted    Securities
Name and                                      Other Annual      Stock      Underlying                All Other
Position            Year    Salary    Bonus   Compensation     Awards     Options/SARs   Payouts   Compensation
--------            ----   --------   -----   ------------   ----------   ------------   -------   ------------
Jeffrey K. Daniel
President & CEO     2003   $110,000     --         --            --            --           --          --
                    2004    110,000     --         --            --            --           --          --
                    2005    110,000     --         --            --            --           --          --

Craig L. Daniel
Vice President-     2003     85,000     --         --            --            --           --          --
Manufacturing       2004     85,000     --         --            --            --           --          --
                    2005     85,000     --         --            --            --           --          --

No other executive officer's salary or bonus exceeded $100,000 for the three most recent fiscal years ended June 30, 2005.

----------
     None of the executive officers are employed by the Company pursuant to any employment contract or other agreement, and there are no arrangements or understandings for the payment of bonuses or other payments upon a termination of employment, or otherwise.

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

                         Ten-Year Options/SAR Repricings

                               Number of                                                  Length
                              Securities    Market Price      Exercise                  of Original
                              Underlying      of Stock     Price of Stock               Option Term
                             Options/SARs    at Time of      at Time of        New     Remaining at
                              Repriced or   Repricing or    Repricing or    Exercise      Date of
Name                 Date       Amended       Amendment       Amendment       Price      Repricing
----                ------   ------------   ------------   --------------   --------   ------------
Jeffrey K. Daniel   6/6/97      53,334          $2.25          $12.00         $3.00       9 years
Craig L. Daniel     6/6/97      53,334          $2.25          $12.00         $3.00       9 years

     Under the 1996 ISOP, options for 318,334 shares had been granted as of June 30, 2004. Under the 1994 NQSOP, options for 93,333 shares had been granted as of June 30, 2004. The following table shows how the 1996 ISOP options are distributed to groups within the Company based on the dollar value of exercisable options in effect during fiscal year 2004 based on the closing price of Common Stock at June 30, 2004 of :

                                             1994 NQSOP and 1996 ISOP
                                       -----------------------------------
                                       Dollar Value /     Total Number of
                                           Shares       Shares Represented
Name and Position                        Exercisable        by Options
-----------------                      --------------   ------------------
Jeffrey K. Daniel
   President and CEO                     $ 0/98,667            98,667
Craig L. Daniel
   Vice President-Manufacturing          $ 0/98,667            98,667
Executive Officer Group                  $0/197,334           197,334
Non-Executive Officer Employee Group     $ 0/71,666            71,666
Total                                    $0/269,000           269,000

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                    Value of Unexercised
                                                     Number of  Unexercised        in-the-money Options/
                    Shares Acquired     Value        Options/SARs at FY-End          SARs at FY-End (2)
Name                  on Exercise     Realized   (1) Exercisable/Unexercisable   Exercisable/Unexercisable
----                ---------------   --------   -----------------------------   -------------------------
Jeffrey K. Daniel
President & CEO           N/A            N/A                  98,667                       $   0
                                                            --------                       -----
                                                            98,667/0                       $0/$0

Craig L. Daniel
Vice President-
   Manufacturing          N/A            N/A                  98,667                       $   0
                                                            --------                       -----
                                                            98,667/0                       $0/$0

----------
N/A Not applicable. No options were exercised during the fiscal year ended June 30, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION

     The following table sets forth information relating to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                                  Number of securities
                                                                                                 remaining available for
                                Number of securities to be                                    future issuance under equity
                                  issued upon exercise of       Weighted-average exercise          compensation plans
                               outstanding option, warrants   price of outstanding options,       (excluding securities
                                        and rights                 warrants and rights          reflected in column (a))
                                            (a)                            (b)                             (c)
                               ----------------------------   -----------------------------   ----------------------------
Equity compensation plans
approved by security holders              345,667                         $3.63                          154,333

Equity compensation plans
not approved by security
holders                                        --                            --                               --
                                          -------                         -----                          -------
Total                                     345,667                         $3.63                          154,333
                                          =======                         =====                          =======

CAPITALIZATION

     The Company's currently authorized equity securities are as follows: (i) 50,000,000 shares of Common Stock, par value $.004995 per share (see Note 2),
(ii) 454,258 Class B Common Stock Purchase Warrants ("Class B Warrants"). As of September 30, 2005, the Company had outstanding 1,227,079 shares of Common Stock, and Class B Warrants to purchase 166,667 shares of Common Stock.

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

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the close of business on June 30, 2005, by each person who is known to the Company to be a beneficial owner of 5% or more of the Common Stock, by each current and Nominee director, and by all directors and executive officers as a group.

                                       Amount and Nature
                                         Of Beneficial
Name and Address of Beneficial Owner       Ownership       Percent of Class(1)
------------------------------------   -----------------   -------------------
Edward L. Daniel (3)                        175,689               14.3%
Joan J. Daniel (3)                          175,689               14.3%
PACCAR, Inc. (6)                            166,667               13.6%
Craig L. Daniel (2)(5)                      134,837               10.9%
Jeffrey K. Daniel (2)(4)                    116,561                9.5%
Executive Officers and Directors as
   a Group                                  251,398               20.5%

----------
(1)  Based upon 1,227,079 shares of Common Stock outstanding as of June 30,
     2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by Harper & Pearson Company for the years ended June 30, 2005 and 2004.

                             2005          2004
                         -----------   -----------
Audit Fees: (1)          $116,568.43   $101,892.85
Audit-Related Fees (2)             0             0
Tax Fees: (3)                  9,070      9,300.00
All Other Fees: (4)                0             0
                         -----------   -----------
Total                    $125,638.43   $111,192.85
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

      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----


/s/ JEFFREY K. DANIEL   CHIEF EXECUTIVE OFFICER & PRESIDENT   OCTOBER 12, 2005
---------------------
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