Form 10QSB
period 2005-09-30
OMNI USA INC
filed 2005-11-18
CIK 846732

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 (713) 635-6331
                           (Issuer's Telephone Number)
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

At November 16, 2005, there were 1,227,079 shares of common stock $.004995 par value outstanding.

                       OMNI U.S.A., INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
   September 30, 2005 and June 30, 2005

Condensed Consolidated Statements of Operations
   Three Months Ended September 30, 2005 and September 30, 2004

Condensed Consolidated Statements of Cash Flows
   Three Months Ended September 30, 2005 and September 30, 2004

Notes to Condensed Consolidated Financial Statements

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30, 2005
                                                            (unaudited)      June 30, 2005
                                                        ------------------   -------------
                        ASSETS
CURRENT ASSETS
   Cash                                                     $   393,851       $   401,648
   Accounts receivable, trade, net                            2,392,656         2,581,750
   Accounts receivable, related parties                           9,968            11,475
   Inventories, net                                           3,822,881         3,292,510
   Notes Receivable, trade                                       42,311            57,878
   Prepaid expenses                                             360,740           320,949
                                                            -----------       -----------
      TOTAL CURRENT ASSETS                                    7,022,407         6,666,210
                                                            -----------       -----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                  1,293,519         1,365,827
                                                            -----------       -----------
OTHER ASSETS
   Primarily intangible assets, net                             270,446           275,028
                                                            -----------       -----------
TOTAL ASSETS                                                $ 8,586,372       $ 8,307,065
                                                            ===========       ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $ 2,747,935       $ 2,142,684
   Line of credit                                             1,581,499         1,606,487
   Accrued expenses                                             442,030           346,159
   Current portion of long-term debt                            806,446           804,034
                                                            -----------       -----------
      TOTAL CURRENT LIABILITIES                               5,577,910         4,899,364
                                                            -----------       -----------
LONG-TERM DEBT                                                  547,615           649,346
                                                            -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock (par value $0.004995 per
      share, 1,227,079 shares issued and outstanding)             6,129             6,129
   Additional paid-in capital                                 5,372,815         5,372,815
   Retained earnings (deficit)                               (3,058,424)       (2,748,436)
   Foreign currency translation adjustment                      140,327           127,847
                                                            -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                              2,460,847         2,758,355
                                                            -----------       -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 8,586,372       $ 8,307,065
                                                            ===========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three         For the three
                                             months ended         months ended
                                          September 30, 2005   September 30, 2004
                                          ------------------   ------------------
NET SALES                                     $3,793,982           $4,371,801
COST OF SALES                                  2,920,642            3,199,978
                                              ----------           ----------
   Gross Profit                                  873,340            1,171,823
                                              ----------           ----------
OPERATING EXPENSES
   Selling, general and administrative         1,074,538            1,033,288
                                              ----------           ----------
      Operating (loss)/income                   (201,198)             138,535
                                              ----------           ----------
OTHER INCOME (EXPENSE)
   Interest expense                              (81,864)             (85,392)
   Other, net                                    (26,921)               5,711
                                              ----------           ----------
OTHER EXPENSE                                   (108,785)             (79,681)
                                              ----------           ----------
NET (LOSS)/INCOME BEFORE INCOME TAXES           (309,983)              58,854
INCOME TAXES                                          --                   --
                                              ----------           ----------
NET (LOSS)/INCOME                               (309,983)              58,854

COMPREHENSIVE INCOME - Foreign Currency
   Translation Adjustment                         12,480                6,310
                                              ----------           ----------
NET AND COMPREHENSIVE (LOSS)/INCOME            ($297,503)          $   65,164
                                              ==========           ==========
BASIC (LOSS)/INCOME PER SHARE                     ($0.25)          $     0.06
                                              ==========           ==========
DILUTED (LOSS)/INCOME PER SHARE                   ($0.25)          $     0.06
                                              ==========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       OMNI U.S.A., INC. AND SUBSIDIARIES
                CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the three        For the three
                                                               months ended         months ended
                                                            September 30, 2005   September 30, 2004
                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)/Income                                           $  (309,983)         $    58,854
                                                               -----------          -----------
   Adjustments to reconcile net (loss)/income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                              98,548               93,302
         Changes in operating assets and liabilities:
            Accounts receivable and notes receivable               206,168           (1,034,248)
            Inventories                                           (587,883)            (232,884)
            Prepaid expenses                                       (39,791)            (174,393)
            Other assets                                                --               (8,967)
            Accounts payable and accrued expenses                  758,634              307,883
                                                               -----------          -----------
               Total adjustments                                   435,676           (1,049,307)
                                                               -----------          -----------
               Net cash provided (used) by operating
                  activities                                       125,693             (990,453)
                                                               -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                              (20,555)             (74,426)
   Acquisition of Intangible and Other Assets                       (1,110)                  --
                                                               -----------          -----------
               Net cash used by investing activities               (21,665)             (74,426)
                                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                  3,527,234            6,978,499
   Payments on line of credit                                   (3,552,223)          (5,302,696)
   Payments on long-term debt                                      (99,316)            (726,715)
                                                               -----------          -----------
         Net cash (used) provided by financing activities         (124,305)             949,088
                                                               -----------          -----------
TRANSLATION EFFECT OF FOREIGN CURRENCIES                            12,480                6,310
                                                               -----------          -----------
NET DECREASE IN CASH                                                (7,797)            (109,481)
CASH AT BEGINNING OF PERIOD                                        401,648              533,022
                                                               -----------          -----------
CASH AT END OF PERIOD                                          $   393,851          $   423,541
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

     The Company's management is responsible for the unaudited financial statements included in this document. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Omni U.S.A., Inc. and subsidiaries as of September 30, 2005, and the results of their operations and cash flows for the three months ended September 30, 2005, and 2004, have been made in accordance with GAAP.

     There are significant operations in Mainland China; however, the functional exchange rate for those operations is the U.S. dollar. The foreign currency translation adjustment primarily arises from the translation of amounts from operations in Hong Kong and Brazil in which the functional currency is that of the foreign location.

2.   EARNINGS PER SHARE:

     Basic and diluted income/(loss) per share is based on the weighted average number of shares of common stock outstanding. For the periods ended September 30, 2005 and 2004, the Company's weighted average shares are calculated as follows:

                                             September 30, 2005   September 30, 2004
                                             ------------------   ------------------
Weighted average common shares outstanding        1,227,079            1,171,812

     When the Company is in a net loss position, all common stock equivalents are considered anti-dilutive and are therefore not included in the calculation of earnings per share. During the three month period ended September 30, 2005, the Company had a net loss and, additionally, at September 30, 2005 and 2004, the exercise price of all common stock equivalents exceeded its average fair value. Accordingly, all common stock equivalents were considered anti-dilutive during the period and are therefore not included in the calculation of earnings per share.

3.   MAJOR CUSTOMERS AND VENDORS:

     During the fiscal quarters ended September 30, 2005 and September 30, 2004, the Company and its subsidiaries had consolidated sales of $565,490 and $596,796 to a domestic customer for a total of 14.9% and 13.7% of consolidated sales. During the three months ended September 30, 2005 and September 30, 2004, the Company and its subsidiaries had consolidated purchases of $1,508,899 and $1,601,147 from three vendors for a total of 68% and 59% of consolidated purchases.

4.   REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

     The company has a revolving line of credit agreement with a financing company with maximum borrowings up to $5,000,000, dependent upon qualifying trade accounts receivable and inventory balances. The line of credit matures August 3, 2007, bears interest a prime plus 1.75% and incurs an unused line of credit fee of .25%. The credit line is subject to certain financial ratio and reporting covenants. The line of credit is secured by all of the assets of the Company and personal guarantees by two officers of the Company of $1,000,000 each. Proceeds received under the line of credit agreement were used to repay any amounts owed under a prior inventory note payable. Outstanding borrowings amounted to $1,421,350 at September 30, 2005. The company is currently out of compliance with certain covenants on this line of credit and has obtained a waiver of such non-compliance through October 2005. Management expects the covenants to be revised and is currently working with the finance company on this.

     The Company also maintains a line of credit with a foreign financial institution, which provides for maximum borrowings of $1,000,000 based on the creditworthiness of the Company's customers serviced by the Company's foreign subsidiary. Outstanding borrowings amounted to $160,149 at September 30, 2005. The foreign line of credit matures November 30, 2005 and bears interest at 5.625%. Management is currently in negotiations to renegotiate the terms and due dates of this foreign line of credit under what it believes will be comparable terms.

5.   INCOME TAXES

     The difference between the expected income tax benefit/(expense) at September 30, 2005 of $105,394 and ($20,010) at September 30, 2004 which would be determined by applying the statutory U.S. income tax rate of 34% to income/(loss) before income tax expense, is primarily due to the decrease/increase in the deferred tax valuation allowance.

6.   OPERATING LEASES

     The Company leases equipment and office, warehouse and manufacturing space in Houston, TX; Butler, KY; Shanghai, China; and Hong Kong, and Brazil. The Houston facility is a combination office/warehouse facility of approximately 40,000 square feet, which the Company uses as its headquarters and as an Omni Gear assembly center, inventory warehouse, warranty repair, quality control, testing and inspection, and distribution center. The Houston facility is leased from a real estate investment company located in Houston, Texas, under a long-term lease, which expired in July 2005; however, the company is currently renting the space on a month-to-month basis while a long-term lease is being negotiated. The Butler facility is a 35,000 square feet manufacturing facility. The Shanghai facility leases buildings in a manufacturing complex containing approximately 130,000 square feet.

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

                                         2005         2004
                                      ----------   ----------
Net Sales
   Power Transmission Components      $3,149,639   $3,443,366
   Trailer and Implement Components      644,343      928,435
                                      ----------   ----------
   Total Omni U.S.A., Inc.            $3,793,982   $4,371,801
                                      ==========   ==========
Income (Loss) from Operations
   Power Transmission Components       ($271,448)  $  141,067
   Trailer and Implement Components       70,250       (2,532)
                                      ----------   ----------
   Total Omni U.S.A., Inc.             ($201,198)  $  138,535
                                      ==========   ==========
Net Income (Loss)
   Power Transmission Components       ($335,725)  $   78,077
   Trailer and Implement Components       25,742      (19,223)
                                      ----------   ----------
   Total Omni U.S.A., Inc.             ($309,983)  $   58,854
                                      ==========   ==========
Identifiable Assets
   Power Transmission Components      $6,681,008   $7,469,505
   Trailer and Implement Components    1,905,364    2,518,630
                                      ----------   ----------
   Total Omni U.S.A., Inc.            $8,586,372   $9,988,135
                                      ==========   ==========
Revenues
   Domestic Customers                 $3,218,651   $3,595,217
   Foreign Customers                     575,331      776,584
                                      ----------   ----------
   Total Revenues                     $3,793,982   $4,371,801
                                      ==========   ==========
Property and Equipment (Net)
   Domestic                           $  418,761   $  489,913
   Foreign                               874,758    1,017,672
                                      ----------   ----------
   Total Property and Equipment       $1,293,519   $1,507,585
                                      ==========   ==========
Depreciation and Amortization
   Power Transmission Components      $   75,473   $   68,682
   Trailer and Implement Components       23,075       24,620
                                      ----------   ----------
   Total Omni U.S.A., Inc.            $   98,548   $   93,302
                                      ==========   ==========
Interest Expense
   Power Transmission Components      $   37,955   $   71,128
   Trailer and Implement Components       43,909       14,264
                                      ----------   ----------
   Total Omni U.S.A., Inc.            $   81,864   $   85,392
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

Liquidity and Capital Resources

     The Company's primary capital requirements are for routine working capital needs that are generally met through a combination of internally generated funds, revolving line of credit facilities, and credit terms from suppliers. The Company's line of credit facilities had an outstanding balance of $1,581,499 at September 30, 2005. The Company had working capital of $1,444,497 as of September 30, 2005 and working capital of $1,766,846 as of June 30, 2005, a decrease of $322,349. The decrease in working capital from June 30, 2005 was due to decrease in sales, net operating loss and borrowings from the line of credit, offset by payments on notes payable.

     The Company had a cash balance of $393,851 as of September 30, 2005; reflecting a negative cash flow of $7,797 compared to the June 30, 2005 cash balance of $401,648. The Company's cash provided by operating activities for the 3 months ended September 30, 2005 of $125,693 consisted of the net loss for the period and an increase in accounts payable, a decrease of accounts receivable, offset by combined increases in inventory, and prepaid expenses.

     The Company's cash used in investing activities for the three months ended September 30, 2005 of $21,665 consisted of net capital expenditures for the period.

     Net cash used by financing activities for the three months ended September 30, 2005 of $124,305 consisted primarily of payments on notes payable.

     The Company's current ratio was 1.26 as of September 30, 2005, which is an 8% decrease when compared to the June 30, 2005 current ratio of 1.36.

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

Results for the Quarter ended September 30, 2005 compared with the Quarter ended September 30, 2004

     The Company had net sales of $3,793,982 for the three months ended September 30, 2005. This represents a decrease of 13% compared to the three months ended September 30, 2004 net sales of $4,371,801. Management believes that the decrease in sales is due to the annual sales cycle of the industry during this time of year and environmental conditions during first quarter of this fiscal year ended September 30, 2005. The following table indicates the Company's net sales comparison and percentage of change for the three months ended September 30, 2005 and 2004:

                                   QUARTER ENDED       %      QUARTER ENDED       %        DOLLAR       %
NET SALES                             9/30/05      OF TOTAL      9/30/04      OF TOTAL     CHANGE    CHANGE
---------                          -------------   --------   -------------   --------   ---------   ------
Power Transmission Components        $3,149,639       83%       $3,443,366       79%     ($293,727)    (9%)
Trailer and Implement Components        644,343       17%          928,435       21%      (284,092)   (31%)
                                     ----------      ---        ----------      ---      ---------    ---
Consolidated                         $3,793,982      100%       $4,371,801      100%     ($577,819)   (13%)
                                     ==========      ===        ==========      ===      =========    ===

     Gross profit for the three months ended September 30, 2005 decreased $298,483 to $873,340, compared to gross profit for the three months ended September 30, 2004 of $1,171,823. The decrease in sales and gross profit was primarily attributable to a decrease in sales in both business segments. Gross profit as a percentage of net sales for the three months ended September 30, 2005 decreased to 23% as compared to 27% for the three months ended September 30, 2004. This decrease was primarily due to the product mix of sales with lower sales of higher margin power transmission components for the 2005 period.

     Selling, general and administrative expenses increased $41,250 to $1,074,538 in the three months September 30, 2005 compared to $1,033,288 in the three months ended September 30, 2004. The increase was nominal for the operational support required by the sales activity for the period.

     Income from operations for the Company decreased $339,733 to a loss of $201,198 for the three months ended September 30, 2005, compared to an operating income of $138,535 for the three months ended September 30, 2004. Income from operations as a percentage of sales was -5% in the three months ended September 30, 2005 compared to 3% in the three months ended September 30, 2004. This decrease is the result of weak sales during the period.

     Interest expense decreased $3,528 to $81,864 for the three months ended September 30, 2005 from $85,392 for the three months ended September 30, 2004. The decrease resulted from lower borrowings from the line of credit.

     Other expense was $26,921 for the three months ended September 30, 2005 compared to other income of $5,711 for the three months ended September 30, 2004. The decrease was due to lower sales of scrap metal from the Shanghai subsidiary and the refund of tooling income from a customer that cancelled a prototype project.

     The Company's net income decreased $368,837, resulting in a net loss of $309,983, or ($0.25) per share, for the three months ended September 30, 2005 compared to a net income of $58,854, or $0.06 per share, for the three months ended September 30, 2004.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     There have been no material changes from the disclosure in the Company's Form 10-KSB for the fiscal year ended June 30, 2005.

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

Date: November 18, 2005                OMNI U.S.A., INC.


                                       By: /s/ Jeffrey K. Daniel
                                           -------------------------------------
                                           Jeffrey K. Daniel
                                           President and Chief Executive Officer

                                  Exhibit Index

Exhibit 31.1

Exhibit 32.1