Form 10QSB
period 2005-12-31
OMNI USA INC
filed 2006-02-21
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-17493

Omni U.S.A., INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0237223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Rutherford Road, Suite 107
Carlsbad, California 92008
(Address of principal executive offices)

Issuer's telephone number (760) 929-7500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	25,498,794
(Class)	Outstanding at February 21, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Omni U.S.A, Inc.

*	No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Omni U.S.A., Inc.
Consolidated Balance Sheet
(Unaudited)

December 31,
2005

ASSETS

Current assets:
Cash	$54,681
Note receivable	216,502
Accounts receivable, net	57,948
Prepaid expenses and other current assets	748
Total current assets	329,879

Property and equipment, net	25,883

Deposits	7,808
$363,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable in default	$255,000
Accrued interest in default	68,887
Accrued interest	373,472
Accounts payable	116,380
Accrued wages	790,657
Current porton of lease obligations	2,437
Deferred revenue	91,168
Total current liabilities	1,698,001

Long term portion of lease obligations	8,545

Stockholders' deficit
Common stock, $.004995 par value; 50,000,000 shares authorized:
25,498,794 issued and outstanding	127,366
Paid in capital	4,415,818
Accumulated deficit	(5,886,160)
Total stockholders' deficit	(1,342,976)
$363,570
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Omni U.S.A., Inc.
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net sales	$99,806	$127,513	$221,648	$223,928

Cost of sales	25,594	65,678	51,862	140,191
Gross profit	74,212	61,835	169,786	83,737

Operating expenses:	269,738	242,070	511,889	483,154
Loss from operations	(195,526)	(180,235)	(342,103)	(399,417)

Other expense
Interest expense	(64,019)	(80,618)	(147,741)	(161,118)

Loss before provision for income taxes	(259,545)	(260,853)	(489,844)	(560,535)

Provision for income taxes	—	—	—	—
Net loss	$(259,545)	$(260,853)	$(489,844)	$(560,535)

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.12)

Basic and diluted weighted-average
comon shares outstanding	5,205,667	4,673,909	4,962,213	4,641,494

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Omni U.S.A., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	December 31,	December 31,
	2005	2004
Operating activities:
Net loss	$(489,844)	$(560,535)
Adjustments to reconcile net (loss) income
to cash provided by operating activities:
Depreciation	3,614	881
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,803	(7,870)
(Increase) decrease in prepaid expense and other assets	(36)	288
Increase )decrease) in accounts payable	3,722	90,064
Increase (decrease) in accrued liabilities	28,778	235,177
Increase (decrease) in deferred revenue	28,171	18,067
Net cash used by operating activities	(411,792)	(223,928)
Investing activities:
Purchase of property and equipment	(17,136)	—
Net cash used in investing activities	(17,136)	—
Financing activities:
Principal payments on lease obligations	(1,018)	—
Proceeds from note receivable on sale of Omni divisions	281,498	—
Proceeds from issuance of common stock	202,500	235,700
Stock offering costs	(31,875)	—
Net cash provided by financing activities	451,105	235,700
Net increase in cash	22,177	11,772
Cash, beginning of period	32,504	9,898
Cash, end of period	$54,681	$21,670

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,892	$7,500
Income taxes	$—	$—
Non Cash investing and Financing Activities:
Conversion of Brendan notes payable into common stock	$1,692,972	$—
Conversioion of Brendan accrued interest into common stock	$961,226	$—
Issuance of common stock in payment of accounts payable	$35,000	$—

See accompanying summary of accounting policies and notes to unaudiited consolidated financial statements.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

Merger of Brendan Technologies, Inc. into Omni, U.S.A., Inc.

On December 29, 2005, Omni U.S.A., Inc., a Nevada corporation, (“Omni” or the “Company”) through its wholly-owned subsidiary, Omni Merger Sub, Inc., a Michigan corporation, Jeffrey Daniel and Edward Daniel entered into an Agreement and Plan of Merger with Brendan Technologies, Inc., (“Brendan”) pursuant to which Omni Merger Sub, Inc. was merged with and into Brendan and Brendan became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan continued its corporate existence under the laws of the State of Michigan.

Concurrently with the merger, 4,754,709 shares of Brendan common stock outstanding immediately before the merger were converted into 19,018,836 shares of Omni common stock, a four for one ratio. Also concurrently with the merger, 4,352,879 shares of Omni common stock were issued to the holders of Brendan Senior and Bridge Notes totaling $2,654,198 in aggregate principal and interest, a conversion rate of 1.64 shares per $1.00 under such debt; and 900,000 shares of Omni common stock was issued to individuals who participated in the arrangement of the merger.

Common stock options and warrants exercisable into 973,500 shares of Brendan before the merger became exercisable into 3,894,000 common shares of Omni after the merger. The exercise price of the Omni stock options and warrants became 25% of the exercise price of the Brendan stock options and warrants.

The merger was accounted for as a reverse merger and for accounting purposes, Brendan is the acquirer in the reverse acquisition transaction, and consequently, the financial statements of Omni going forward will be the historical financial statements of Brendan and the reverse merger will be treated as a recapitalization of Omni. The consideration and other terms of these transactions were determined as a result of arm’s-length negotiations between the parties.

Following the closing of the reverse merger, Brendan’s existing management assumed their same positions with Omni.

As a result of the reverse merger, Brendan became a wholly-owned subsidiary of the publicly traded company, Omni, trading on the NASD’s OTC Bulletin Board (OUSA.OB) and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause the Company’s expenses to be higher than they would have been had Brendan remained privately held.

Brendan was incorporated on October 30, 1997 in the state of Michigan. Brendan develops and markets scientific computer software for applications in the pharmaceutical/biotechnical research, clinical diagnostic, environmental, and other life and physical science markets.

2.	GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2005 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $489,844 and $164,722, respectively, and had an accumulated deficit of $5,886,160 and $5,396,317, at December 31, 2005 and June 30, 2005, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

On December 29, 2005, immediately following the reverse merger, Omni sold its operating subsidiaries to Omni’s original founders for a note receivable of $770,000. The note was subsequently discounted to $498,000 of which $98,000 was advanced to Brendan to cover a portion of the costs associated with the reverse merger, $185,000 was received in cash as of December 31, 2005 and the balance of $215,000 was received in cash subsequent to December 31, 2005. In addition, Brendan’s noteholders converted $2,654,198 of notes payable and accrued interest into 4,352,879 common shares of Omni. Brendan’s shareholders converted 4,754,709 shares of common stock into 19,018,836 common shares of Omni. An additional 900,000 shares of Omni’s common stock was issued to individuals who participated in the reverse merger. It is unlikely that the cash proceeds from the sale of the note will be sufficient to meet the Company’s ongoing liquidity requirements. Therefore, the Company will likely need to seek additional financing to meet its liquidity requirements.

Management plans to continue to provide for its capital needs during the twelve months ending December 31, 2006, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Omni presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“the SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on January 5, 2006.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

Revenue Recognition

The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. The Company’s software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer’s acceptance (generally 30 days after shipment), net of estimated allowances and returns. Post-contract customer support (“PCS”) obligations are for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided. A portion of our revenues are derived from the collection of royalties. We recognize revenue from royalties only after the cash has been collected (typically 30 days after the end of the quarter on which the royalty payment is based.)

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Software Development Costs

Costs associated with the development and enhancement of proprietary software for sale is expensed as incurred. The costs incurred between the time when our products reach technological feasibility and when they are available for general release to the public are capitalized and amortized over their estimated useful lives. When such assets have been capitalized, they are reviewed each period to determine if the value of the asset has been impaired. We currently have no capitalized and unamortized software development costs.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line and accelerated methods over the estimated useful lives of the principal classes of property of three years.

Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

On December 15, 2005, Brendan’s Board of Directors accelerated the vesting of 350,000 unvested stock options held by their employees with exercise prices of $3.00 per share. The options would have otherwise vested over various periods through January 2007. Brendan’s Board of Directors determined that the acceleration of the vesting of the stock options described above was in the best interests of the Company to enhance the incentive of the affected options and to provide it with greater flexibility for future grants of share-based incentives as SFAS 123(R) becomes effective. The Company plans to adopt SFAS 123(R) in January 2006.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Under the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(259,545)	$(260,853)	$(489,844)	$(560,535)
Stock-based employee compensation,
net of tax effects	(55,797)	(260)	(57,078)	(1,541)
Proforma net income (loss)	$(315,342)	$(261,113)	$(546,922)	$(562,076)

Net income (loss) per share:
Basic and diluted- as reported	$(0.05)	$(0.06)	$(0.10)	$(0.12)
Basic and diluted- proforma	$(0.06)	$(0.06)	$(0.11)	$(0.12)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black--Scholes option-pricing model. No stock options were granted during the six months ended December 31, 2005 or the transitional six month period ended June 30, 2005 and no stock options were granted for which the exercise price was less than the market price on the grant date.

Loss Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the six months ended December 31, 2005 and 2004, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	December 31,
	2005	2004
		(Pre-split)
Options	3,840,000	960,000
Warrants	54,000	89,600
Total	3,894,000	1,049,600

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, notes receivable, accounts payable, and accrued wages. The book value of all other financial instruments is representative of their fair values.

Research and Development

Research and Development costs are charged to operations as incurred. Such costs were included in the total operating expenses for the six months ended December 31, 2005 and 2004, that amounted to $511,889 and $483,154, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk are primarily cash and accounts receivable. The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of December 31, 2005, the Company did not have any uninsured cash. Credit risk concentration with respect to receivables is limited due to the geographic dispersion of the Company’s customer base. The Company conducts ongoing credit evaluations but does not obtain collateral or other forms of security. The Company believes its credit policies do not result in significant adverse risk and historically has not experienced significant credit-related losses.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

5.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and June 30, 2005, consisted of the following:

	December 31,	June 30,
	2005	2005
Accounts receivable - trade	$62,948	$76,751
Allowance for doubtful accounts	(5,000)	(5,000)
Accounts receivable, net	$57,948	$71,751

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and June 30, 2005, consisted of the following:

	December 31,	June 30,
	2005	2005
Computer equipment	$39,976	$29,022
Furniture and fixtures	101,231	98,444
	141,207	127,466

Less accumulated depreciation	(115,324)	(115,105)

	$25,883	$12,361

Depreciation expense was $3,614 and $881, for the six months ended December 31, 2005, and 2004.

7.	CONVERTIBLE NOTES PAYABLE IN DEFAULT

Convertible notes payable, the majority of which were converted into common stock of Omni consisted of the following:

	December 31,	June 30,
	2005	2005
Forty-six convertible, unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.
Forty-four of the notes were converted into 2,062,300
shares of the Company's common stock on December 29,
2005 the result of a reverse acquisition.	$130,000	$1,387,500
Six convertible, unsecured, bridge notes payable, due
various dates on or before December 2004, bearing
interest at 12% per annum. The notes were converted
into 714,174 shares of the Company's common stock
on December 29, 2005 as the result of a reverse
acquisition.	—	435,472
Unsecured, convertible note payable for $125,000,
which bears interest at a rate of 12% per annum.	125,000	125,000

	255,000	1,947,972
Less current portion	255,000	1,947,972
Long-term portion	$—	$—

Three notes which were not converted as part of the reverse merger remain in default. The Company and noteholders are in discussions to determine when and how these remaining obligations will be satisfied.

OMNI U.S.A., INC.,
Notes to the Unaudited Consolidated Financial Statements (continued)

8.	SHAREHOLDER’S DEFICIT

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

	Common
	Shares	Dollars

Balance July 1, 2005	4,687,209	$1,185,361
Brendan common stock issued for cash, net of costs	67,500	170,625
Brendan shares converted to Omni at 4 to 1	14,264,127	—
Brendan notes payable and accrued interest
converted to Omni stock	4,352,879	2,654,198
Omni common shares issued in payment of
Brendan accounts payable related to merger	100,000	35,000
Omni common shares issued to an individual
as costs of the merger	800,000	—
Omni shares previously outstanding
recapitalized due to the merger	1,227,079	—
Sale of previous Omni operating subsidiaries
treated as contributed capital	—	498,000
Balance December 31, 2005	25,498,794	$4,543,184

Warrants

In August 2005, Brendan issued a warrant exercisable, after giving effect to the reverse merger on December 29, 2005, into 54,000 shares of the Company’s stock at an exercise price of $.75 per share with an expiration date of five years from the date of grant. The Company estimated the fair value of the warrant at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the three and six months ended December 31, 2005: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of 4.08%; and expected life of 5 years. The valuation of the warrant, $7,407, was recorded as a stock offering cost.

Stock Option Plan

In January 1999, Brendan’s Board of Directors adopted and Brendan’s shareholders approved the 1999 Stock Option Plan (the “Option Plan”) under which a total of 310,000 shares of common stock had been reserved for issuance. In August 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 410,000. In January 2002, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 610,000. In January 2004, the shareholders approved an increase in the number of shares that may be granted under the option plan to 4,000,000 shares after giving effect to the reverse merger on December 29, 2005. The Option Plan terminates in 2012, subject to earlier termination by the Board of Directors.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

As of December 31, 2005, 3,840,000 options are outstanding at prices ranging from $0.025 to $.75 per share with expiration dates ranging from 2009 to 2014 after giving effect to the reverse merger on December 29, 2005.

9.	INCOME TAXES

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $189,000 for the six months ended December 31, 2005, from $2,149,000 at June 30, 2005 to $2,338,000 at December 31, 2005.

As of December 31, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $5,085,000 and $2,543,000, respectively, which expire from 2012 to 2025.

11.	EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Income (loss) available to common
shareholders (Numerator)	$(259,545)	$(260,853)	$(489,844)	$(560,535)
Weighted average number of common
shares outstanding used in basic income
(loss) per share during the period
(Denominator)	5,205,667	4,673,909	4,962,213	4,641,494
Weighted average number of common
shares outstanding used in diluted income
(loss) per share during the period
(Denominator)	5,205,667	4,673,909	4,962,213	4,641,494

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR CURRENT REPORT ON FORM 8-K FILED WITH THE SEC ON JANUARY 5, 2006.

Overview

Omni completed a reverse merger transaction on December 29, 2005 with Brendan Technologies, Inc., a Michigan corporation formed in October 1997. Prior to the merger, Omni, through its wholly-owned subsidiary, Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, Shanghai Omni Gear Co., Ltd.("Shanghai Omni Gear"), designed, developed, manufactured and distributed power transmissions (also known as "gearboxes" or "enclosed geardrives") for use in agricultural, industrial, "off-highway" and construction equipment. Omni, through another wholly-owned subsidiary, Butler Products Corporation, designed, developed, manufactured and distributed trailer and implement jacks and couplers, which included light and heavy-duty jacks and couplers used in a variety of trailers. Upon the closing of the merger, the subsidiaries of Omni were sold to its founders and Brendan became the only wholly owned subsidiary of Omni, the public company. The directors and management of Brendan became the directors and management of Omni. For a more complete description of the reverse merger transaction and sale of the subsidiaries in which Omni received approximately $498,000 in gross proceeds, see our current report on Form 8-K, dated December 29, 2005 and filed with the SEC on January 5, 2006.

Brendan was incorporated on October 30, 1997 in the state of Michigan. Brendan develops and markets scientific computer software for applications in the pharmaceutical/biotechnical research, clinical diagnostic, environmental, and other life and physical science markets.

Since our business is that of Brendan only, the management of Brendan became the management of the Company and the former Brendan stockholders and note holders received a majority of the total common stock of the Company in the reverse merger, the merger was accounted for as a recapitalization of Omni and, the information in this Form 10-QSB is that of Brendan.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to our product returns, bad debts, intangible assets, long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified three accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.  Accounts receivable.
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

2. Revenue Recognition
The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. The Company’s software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer’s acceptance (generally 30 days after shipment), net of estimated allowances and returns. Post-contract customer support (“PCS”) obligations are for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided. A portion of our revenues are derived from the collection of royalties. We recognize revenue from royalties only after the cash has been collected (typically 30 days after the end of the quarter on which the royalty payment is based.)

3. Stock Options and Warrants
The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Selected Financial Information

	Three Months Ended		Increase
	12/31/05	12/31/04	(Decrease)%
Statements of Operations:
Net sales	$99,806	$127,513	$(27,707)	-22%
Cost of goods sold	25,594	65,678	(40,084)	-61%
% of net sales	26%	52%	-26%	-50%
Gross profit	74,212	61,835	12,377	20%
% of net sales	74%	48%	26%	53%
Total operating expenses	269,738	242,070	27,668	11%
Interest expense	(64,019)	(80,618)	(16,599)	-21%
Provision for (benefit from) taxes	—	—	—	NM
Net (loss) income	(259,545)	(260,853)	1,308	-1%
Net (loss) income per share basic and diluted	(0.05)	(0.06)	0.01	-17%

Net Sales

Net sales for the quarter ended December 31, 2005 decreased $27,707, 22%, to $99,806 compared to $127,513 for the quarter ended December 31, 2004. The primary reason for the sales decrease was a reduction in royalty income for StatLIA, our primary software package.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 52% for the quarter ended December 31, 2004 to 22% for the quarter ended December 31, 2005. This decrease was primarily due to decreased expenses charged to cost of goods sold associated with validation of software expenses.

Operating Expenses

Operating expenses increased by $27,688, an 11% increase, to $269,738 for the quarter ended December 31, 2005 from $242,070 for the quarter ended December 31, 2004. The primary reasons for the increase were approximately $24,000 increase in expenses associated with the hiring of personnel including a chief financial officer.

Interest Expense

Interest expense decreased by $16,599, a 21% decrease, to $64,019 for the quarter ended December 31, 2005 from $80,618 for the quarter ended December 31, 2004. The primary reason for the decrease was the conversion of notes payable into common stock of Omni.

Six months ended December 31, 2005 Compared to Six months ended December 31, 2004

Selected Financial Information

	Six Months Ended		Increase
	12/31/05	12/31/04	(Decrease)%
Statements of Operations:
Net sales	$221,648	$223,928	$(2,280)	-1%
Cost of goods sold	51,862	140,191	(88,329)	-63%
% of net sales	23%	63%	-39%	-63%
Gross profit	169,786	83,737	86,049	103%
% of net sales	77%	37%	39%	105%
Total operating expenses	511,889	483,154	28,735	6%
Interest expense	(147,741)	(161,118)	(13,377)	-8%
Provision for (benefit from) taxes	—	—	—	NM
Net (loss) income	(489,844)	(560,535)	70,691	-13%
Net (loss) income per share basic and diluted	(0.10)	(0.12)	0.02	-17%

Net Sales

Net sales for the six months ended December 31, 2005 decreased $2,280, 1%, to $221,648 compared to $223,928 for the six months ended December 31, 2004.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 63% for the six months ended December 31, 2004 to 22% for the six months ended December 31, 2005. This decrease was primarily due to decreased expenses charged to cost of goods sold associated with validation of software expenses.

Operating Expenses

Operating expenses increased by $28,735, a 6% increase, to $511,889 for the six months ended December 31, 2005 from $483,154 for the six months ended December 31, 2004. The primary reasons for the increase were approximately $24,000 increase in expenses associated with the hiring of personnel including a chief financial officer.

Interest Expense

Interest expense decreased by $13,377, an 8% decrease, to $147,741 for the six months ended December 31, 2005 from $161,118 for the quarter ended December 31, 2004. The primary reason for the decrease was the conversion of notes payable into common stock of Omni.

Capital Resources

Working Capital
			Increase
	12/31/05	6/30/05	(Decrease)

Current assets	$329,879	$104,967	$224,912
Current liabilities	1,698,001	4,326,256	(2,628,255)
Working capital (deficit)	$(1,368,122)	$(4,221,289)	$2,853,167

Long-term debt	$8,545	$9,836	$(1,291)

Stockholders' equity (deficit)	$(1,342,976)	$(4,210,956)	$(2,867,980)

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	12/31/05	12/31/04	(Decrease)
Net cash provided by (used in):
Operating activities	$(411,792)	$(223,928)	$(187,864)
Investing activities	$(17,136)	$—	$(17,136)
Financing activities	$451,105	$235,700	$215,405

Balance Sheet Select Information
			Increase
	12/31/05	6/30/05	(Decrease)

Cash and cash equivalients	$54,681	$32,504	$22,177

Notes and accounts receivable	$274,450	$71,751	$202,699

Convertible notes payable and interest	$697,359	$3,212,708	$(2,515,349)

Accounts payable and accrued expenses	$907,037	$1,048,387	$(141,350)

Liquidity

Brendan has historically financed its operations through debt and equity financings. At December 31, 2005, we had cash holdings of $54,681, an increase of $22,177 compared to June 30, 2005. Our net working capital deficit at December 31, 2005, was $1,368,122 compared to $4,221,289 as of June 30, 2005.

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2005 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $489,844 and $164,722, respectively, and had an accumulated deficit of $5,886,160 and $5,396,317, at December 31, 2005 and June 30, 2005, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

As described in Note 2, on December 29, 2005, Omni immediately following the reverse merger, sold its operating subsidiaries to their original founders for a note receivable of $770,000. The note was subsequently discounted to $498,000 of which $98,000 was advanced to Brendan to cover a portion of the costs associated with the reverse merger, $185,000 was received in cash as of December 31, 2005 and the balance of $215,000 was received as cash subsequent to December 31, 2005. In addition, Brendan’s noteholders converted $2,654,198 of notes payable and accrued interest into 4,352,879 common shares of Omni. Brendan’s shareholders converted 4,754,709 shares of common stock into 19,018,836 common shares of Omni. An additional 900,000 shares of Omni’s common stock was issued to individuals who participated in the reverse merger. The cash proceeds from the sale of the note will be insufficient to meet the Company’s ongoing liquidity requirements. Therefore, the Company will need to seek additional financing to meet its liquidity requirements.

Management plans to continue to provide for its capital needs during the twelve months ending December 31, 2006, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on April 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

We have a limited operating history.

Brendan commenced operations in November, 1997 and has a limited operating history. The success of the Company will be dependent upon its ability to successfully exploit its unique proprietary technology. The Company’s success will depend in large part on its ability to deal with the problems, expenses, and delays frequently associated with developing and marketing its software technology. Losses are likely to continue before the Company’s operations will become profitable. There is no assurance that the Company’s operations will prove profitable.

The market for our products is unproven and acceptance of the Company’s products is crucial.

The market for the Company’s software and services has only recently begun to develop, is rapidly evolving and could be subject to an increasing number of competitive market entries. While the Company believes that its software products offer significant advantages for quality assurance, regulatory compliance and reliability in the clinical, pharmaceutical, environmental, and manufacturing industries, there can be no assurance that its products will become widely adopted for use in those industries.

Because a market for the Company’s products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company’s products and services will develop or that its products and services will be used in the marketplace. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, operating results and financial condition will be materially adversely affected.

We depend on new products and development to generate revenues.

Substantially all of the Company’s revenues have been derived, and substantially all of the Company’s future revenues are expected to be derived, from the license of the Software and sale of its associated services, and the development and sale of future products. Accordingly, broad acceptance of the Company’s software products and services by customers is critical to the Company’s future success as is the Company’s ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments in emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards.

Our success depends upon developing distribution channels.

The Company’s distribution strategy is to develop multiple distribution channels. The Company has historically sold its products only through direct sales, Internet sales, and original equipment manufacturers (“OEMs”). The Company expects to increasingly utilize OEMs and independent sales representatives, and to pursue utilizing systems integrators, value added resellers (“VARs”), and software retailers. There can be no assurances that these distribution channels will be effective sales channels.

Our success is dependent on our founders and other key personnel.

The Company’s performance is substantially dependent upon the performance of its executive officers and key employees, particularly that of Dr. John R. Dunn, II. Dr. Dunn was responsible for creation of the Software and the scientific principles incorporated therein. As a result, Dr. Dunn is the single most knowledgeable person with regard to the Software. It would be difficult for the Company to find an adequate replacement for Dr. Dunn in the immediate future.

Given the Company’s early stage of development, the Company is further dependent upon its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. The Company does not have key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a materially adverse effect on the business, operating results or financial condition of the Company. The Company intends to purchase key man life insurance when management decides funds are available.

The Company’s future success also depends on its continuing ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract, hire or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a materially adverse effect upon the Company’s business operating results or financial condition.

The Company’s success will depend, in part, on the continuing and growing interest in quality control and quality assurance regarding reliable laboratory and manufacturing testing results among the markets targeted by the Company’s products.

An additional factor which the Company believes will be critical to the acceptance of its products is a continuing need in its targeted markets for more powerful solutions for instrument connectivity, networking, and data management.

No governmental or regulatory agency must approve the production or sale of any of the Company’s products at this time. However the Company intends to voluntarily pursue the acknowledgment and approval of certain federal agencies to gain further awareness and acceptance for its new statistical methodologies. There can be no assurance that the interest in quality control and quality assurance will continue among the testing industry, general public or governmental and regulatory agencies.

We compete with companies that have substantially greater resources.

Management of the Company believes that over 90% of the Company’s current competitors are instrument manufacturers. These manufacturers primarily develop and market their software programs to be used with only their instruments and not as stand-alone programs (which could be used with competing manufacturers’ instruments or even earlier models of their own instruments). The level of interoperability of such software with the instruments sold by their competitors or with laboratory computer systems is minimal or nonexistent. This market is splintered into many fragments and no one or few of these instrument manufacturers hold a commanding percentage of market share. To the Company’s knowledge, no commercial product available in the world today offers the quality control and quality assurance capabilities or many of the advanced computational features found in StatLIA. However, the Company believes that at some point in the future, many of its competitors will use quality assurance methodologies similar to, or as effective as, those incorporated in StatLIA. Some of these competitors may be of greater size and have greater financial resources than the Company. The Company believes that most instrument manufacturers currently marketing immunoassay software will remain focused on instrumentation and not develop software as complex as StatLIA for the limited market share held by any one of these manufacturers. The Company believes that most of its future competition will be from software companies but the Company can give no assurances. Because the Company’s products are either newly-developed or in the process of being developed, no guarantees can be given as to how commercially viable such new products will be in the marketplace.

The Company intends to interface StatLIA with all immunoassay testing instruments which are capable of exporting unprocessed raw data. Although the Company has been able to receive, decode and process data from all instruments attempted to date, there can be no assurance that the Company will be able to collect data from all immunoassay instruments manufactured.

Although device manufacturers are currently the largest competitors, the company believes that OEM’s will soon serve as ideal partners as equipment makers seek to remove themselves from software development and partner with more powerful programs. OEM’s will be a primary sales channel focus of the Company.

The Company believes that the statistical quality control and quality assurance principles and the connectivity and data management methodologies incorporated in StatLIA can be applied in new products for other disciplines and technologies. The Company has outlined other programs in addition to StatLIA to be developed in the next three years for application in testing laboratories and manufacturing. However, the statistical quality control and quality assurance principles and methodology have been tested only in the immunoassay field for which StatLIA was designed, and to a lesser extent, in steel tensile testing and chromatography. There can be no assurances that the Company will be able to successfully develop and market all of the Company’s intended products.

The Company’s success and ability to compete is dependent in part upon its proprietary technology.

While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company does not presently have any patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company’s technology. The source code for the Company’s proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls further access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization, or to develop similar technology independently. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable.

The Company has workman’s compensation and general liability insurance but does not have professional liability insurance at this time.

The Company does intend to purchase such insurance with proceeds from the Offering if management concludes that the benefit of having such a policy outweighs its cost. Any professional liability claims made prior to acquiring such insurance or for amounts exceeding the coverage after the insurance is purchased, could have an adverse material effect on the Company. In addition, the Company will purchase a key man life insurance policy naming Dr. John Dunn II as the insured and the Company as the beneficiary if management concludes that the benefit of having such a policy outweighs its cost. The Company further intends to purchase director and officer liability insurance when management decides that funds are available in order to attract additional directors and officers.

We are subject to the risks and uncertainties inherent in new businesses.

We are subject to the risks and uncertainties inherent in new businesses, including the following:

•	We may not be able to raise enough money to develop our services and bring them to market;

•	Our projected capital needs may be inaccurate, and we may not have enough money to develop our services and bring them to market;

•	We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our services and bring them to market;

•	Even if we are able to develop our services and bring them to market, we may not earn enough revenues from the sales of our services to cover the costs of operating our business.

•	If we are unsuccessful in our development efforts, we are not likely to ever become profitable.

The Company has never paid cash dividends on the Common Stock, and does not anticipate that it will pay cash dividends in the foreseeable future.

The payment of dividends by the Company will depend on its earnings, financial condition and such other factors as the Board of Directors of the Company may consider relevant. The Company currently plans to retain any earnings to provide for the development and growth of the Company.

We will need additional financing.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet  its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. The Company will need to seek additional financing to meet its liquidity requirements. There is no assurance that financings can be obtained in amounts and at terms acceptable to the Company.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)
During the six months ended December 31, 2005, we recruited a chief financial officer who has begun establishing, designing and implementing systems and procedures over our internal control over financial reporting as well as added internal control expertise which includes:

•	Preparation of periodic income tax provisions;

•	Review and recording of equity transactions, including warrant and option valuations;

•	Certain end of period financial reconciliations; and

•	Financial statement preparation and disclosures.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

(a)	Exhibits

Exhibit No.	Title
31.1	302 Certification of John R. Dunn II, Chief Executive Officer
31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer
32.1	906 Certification of John R. Dunn II, Chief Executive Officer
32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI U.S.A., INC. a Nevada corporation

Date: February 21, 2006	By:	/s/ JOHN R. DUNN II

Name: John R. Dunn II Title: Chief Executive Officer (Principal Executive and duly authorized to sign on behalf of the Registrant)