Form 10QSB
period 2006-03-31
OMNI USA INC
filed 2006-05-15
CIK 846732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                    For quarterly period ended March 31, 2006

|_| Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-17493
                                                -------

                                Omni U.S.A., INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                88-0237223
           ------                                                ----------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                         2236 Rutherford Road, Suite 107
                           Carlsbad, California 92008
                           --------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (760) 929-7500
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                                25,498,794
-----------------------------                        ---------------------------
         (Class)                                     Outstanding at May 15, 2006

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Omni U.S.A, Inc.
                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

            Consolidated Balance Sheet as of March 31, 2006
              (unaudited)                                                     3

            Consolidated Statements of Operations for the three and
              nine months ended March 31, 2006 and 2005 (unaudited)           4

            Consolidated Statements of Cash Flows for the nine months
              ended March 31, 2006 and 2005 (unaudited)                       5

            Notes to Unaudited Consolidated Financial Statements              6

      Item 2. Management's Discussion and Analysis or Plan of
              Operation                                                      15

      Item 3. Controls and Procedures                                        24

PART II. OTHER INFORMATION

            Item 1. Legal Proceedings                                         *
            Item 2. Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                  *
            Item 3. Defaults upon Senior Securities                           *
            Item 4. Submission of Matters to a Vote of Security Holders       *
            Item 5. Other Information                                         *
            Item 6. Exhibits                                                 24

SIGNATURES                                                                   25

      * No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

                                           Omni U.S.A., Inc.
                                       Consolidated Balance Sheet
                                              (Unaudited)

                                                                        March 31
                                                                           2006
                                                                       -----------
ASSETS

Current assets:
     Cash                                                              $   165,353
     Note receivable                                                         1,501
     Accounts receivable, net                                               69,032
     Prepaid expenses and other current assets                                 560
                                                                       -----------

Total current assets                                                       236,446

Property and equipment, net                                                 63,132

Deposits                                                                     7,808
                                                                       -----------
                                                                       $   307,386
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable in default                              $   255,000
     Accrued interest in default                                            74,217
     Accrued interest                                                      394,097
     Accounts payable                                                      139,263
     Accrued wages                                                         790,657
     Current porton of lease obligations                                     2,587
     Deferred revenue                                                       99,492
                                                                       -----------

                  Total current liabilities                              1,755,313

Long term portion of lease obligations                                       7,839

Stockholders' deficit
     Common stock, $.004995 par value; 50,000,000 shares authorized:
       25,498,794 issued and outstanding                                   127,366
     Paid in capital                                                     4,415,818
     Accumulated deficit                                                (5,998,950)
                                                                       -----------
Total stockholders' deficit                                             (1,455,766)
                                                                       -----------
                                                                       $   307,386
                                                                       ===========

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                                Omni U.S.A., Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                   March 31,                      March 31,
                                             2006            2005           2006            2005
                                         ---------------------------    ---------------------------

Net sales                                $    251,449    $   235,827    $    473,097    $   473,239

Cost of sales                                  24,067         31,522          75,930        117,712
                                         ---------------------------    ---------------------------

Gross profit                                  227,382        204,305         397,167        355,527

Operating expenses:                           306,663        179,375         821,550        610,695
                                         ---------------------------    ---------------------------

Loss from operations                          (79,281)        24,930        (424,383)      (255,168)

Other expense
     Interest expense                         (30,508)       (83,256)       (178,249)      (244,374)
                                         ---------------------------    ---------------------------

Loss before provision for income taxes       (109,789)       (58,326)       (602,632)      (499,542)

Provision for income taxes                       --             --              --             --
                                         ---------------------------    ---------------------------

Net loss                                 $   (109,789)   $   (58,326)   $   (602,632)   $  (499,542)
                                         ===========================    ===========================

Basic and diluted loss per share         $      (0.00)   $     (0.01)   $      (0.05)   $     (0.11)
                                         ===========================    ===========================

Basic and diluted weighted-average
  comon shares outstanding                 25,498,794      4,686,691      11,707,805      4,656,340
                                         ===========================    ===========================

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                                Omni U.S.A., Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               March 31,
                                                                          2006           2005
                                                                      -----------    -----------
Operating activities:
      Net loss                                                        $  (602,632)   $  (499,542)
      Adjustments to reconcile net (loss) income
      to cash provided by operating activities:
         Depreciation                                                       9,070          2,073
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                      2,719        (14,935)
            (Increase) decrease in prepaid expense and other assets       (31,723)           288
            Increase )decrease) in accounts payable                        26,605         84,511
            Increase (decrease) in accrued liabilities                     54,732        225,118
            Increase (decrease) in deferred revenue                        36,495        (16,950)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                (504,734)      (219,437)
------------------------------------------------------------------------------------------------
Investing activities:
      Purchase of property and equipment                                  (59,841)            --
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (59,841)            --
------------------------------------------------------------------------------------------------
Financing activities:
      Principal payments on lease obligations                              (1,574)            --
      Proceeds from note receivable on sale of Omni divisions             496,498             --
      Proceeds from issuance of common stock                              202,500        260,700
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 697,424        260,700
------------------------------------------------------------------------------------------------
Net increase in cash                                                      132,849         41,263
Cash, beginning of period                                                  32,504          9,898
------------------------------------------------------------------------------------------------
Cash, end of period                                                   $   165,353    $    51,161
================================================================================================

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
         Interest                                                     $    13,445    $    11,250
         Income taxes                                                 $        --    $        --
Non Cash Investing and Financing Activities:
      Property and equipment acquired through lease                   $        --    $    12,313
      Conversion of Brendan notes payable into common stock           $ 1,692,972    $        --
      Conversioion of Brendan accrued interest into common stock      $   961,226    $        --
      Issuance of common stock in payment of accounts payable         $    35,000    $        --

See accompanying summary of accounting policies and notes to unaudiited consolidated financial statements.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Merger of Brendan Technologies, Inc. into Omni, U.S.A., Inc.

On December 29, 2005, Omni U.S.A., Inc., a Nevada corporation, ("Omni" or the "Company") through its wholly-owned subsidiary, Omni Merger Sub, Inc., a Michigan corporation, Jeffrey Daniel and Edward Daniel entered into an Agreement and Plan of Merger with Brendan Technologies, Inc., ("Brendan") pursuant to which Omni Merger Sub, Inc. was merged with and into Brendan and Brendan became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan continued its corporate existence under the laws of the State of Michigan.

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

The merger was accounted for as a reverse merger and for accounting purposes, Brendan is the acquirer in the reverse acquisition transaction, and consequently, the financial statements of Omni going forward will be the historical financial statements of Brendan and the reverse merger will be treated as a recapitalization of Omni. The consideration and other terms of these transactions were determined as a result of arm's-length negotiations between the parties.

Following the closing of the reverse merger, Brendan's existing management assumed their same positions with Omni.

As a result of the reverse merger, Brendan became a wholly-owned subsidiary of the publicly traded company, Omni, trading on the NASD's OTC Bulletin Board (OUSA.OB) and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause the Company's expenses to be higher than they would have been had Brendan remained privately held.

Brendan was incorporated on October 30, 1997 in the state of Michigan. Brendan develops and markets scientific computer software for applications in the pharmaceutical/biotechnical research, clinical diagnostic, environmental, and other life and physical science markets.

2.    GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2006 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $602,632 and $164,772, respectively, and had an accumulated deficit of $5,998,950 and $5,396,316, at March 31, 2006 and June 30, 2005, respectively. In addition, the Company had a working capital deficit of $1,518,867 and is in default on $329,217 of debt and interest. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

On December 29, 2005, immediately following the reverse merger, Omni sold its operating subsidiaries to Omni's original founders for a note receivable of $770,000. The note was subsequently discounted to $498,000 of which $98,000 was advanced to Brendan to cover a portion of the costs associated with the reverse merger and $400,000 was received in cash as of March 31, 2006. In addition, Brendan's noteholders converted $2,654,198 of notes payable and accrued interest into 4,352,879 common shares of Omni. Brendan's shareholders converted 4,754,709 shares of common stock into 19,018,836 common shares of Omni. An additional 900,000 shares of Omni's common stock was issued to individuals who participated in the reverse merger. It is unlikely that the cash proceeds from the sale of the note will be sufficient to meet the Company's ongoing liquidity requirements. Therefore, the Company will likely need to seek additional financing to meet its liquidity requirements.

Management plans to continue to provide for its capital needs during the twelve months ending March 31, 2007, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Omni presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission ("the SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on January 5, 2006.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

Revenue Recognition

The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. The Company's software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer's acceptance (generally 45-60 days after shipment), net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided. A portion of our revenues are derived from the collection of royalties. We recognize revenue from royalties only after the cash has been collected (typically 45-60 days after the end of the quarter on which the royalty payment is based.) We also derive license revenue from fees for the transfer of proven and reusable intellectual property components and the performance of software services to aid customers in adapting such intellectual property to their particular instruments. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable software service fee, which generally will be payable upon achievement of defined milestones. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to software service contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method.

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

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Stock-Based Compensation

On December 15, 2005, Brendan's Board of Directors accelerated the vesting of 350,000 unvested stock options held by their employees with exercise prices of $3.00 per share. The options would have otherwise vested over various periods through January 2007. Brendan's Board of Directors determined that the acceleration of the vesting of the stock options described above was in the best interests of the Company to enhance the incentive of the affected options and to provide it with greater flexibility for future grants of share-based incentives as SFAS 123(R) becomes effective. The Company adopted SFAS 123(R) in January 2006.

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

Under the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                            Three months ended             Nine months ended
                                                 March 31,                      March 31,
                                           2006           2005            2006            2005
--------------------------------------------------------------------------------------------------

Net income (loss), as reported         $   (109,789)  $    (58,326)   $   (602,632)   $   (499,542)
Stock-based employee compensation,
  net of tax effects                           --             --           (57,078)         (1,541)
                                       ------------   ------------    ------------    ------------
Proforma net income (loss)             $   (109,789)  $    (58,326)   $   (659,710)   $   (501,083)

                                       ============   ============    ============    ============

Net income (loss) per share:
      Basic and diluted- as reported   $       --     $      (0.01)   $      (0.05)   $      (0.11)
                                       ============   ============    ============    ============
      Basic and diluted- proforma      $       --     $      (0.01)   $      (0.05)   $      (0.11)
                                       ============   ============    ============    ============


For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended March 31, 2006 or the transitional six month period ended June 30, 2005 and no stock options were granted for which the exercise price was less than the market price on the grant date.

Loss Per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the nine months ended March 31, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

                         March 31,
                 ------------------------
                    2006          2005
                 ---------   ------------
                             (Post-split)
      Options    3,840,000     3,840,000
      Warrants      54,000       358,400
                 ---------   -----------
        Total    3,894,000     4,198,400
                 =========   ===========


Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, and accrued wages. The book value of all other financial instruments is representative of their fair values.

Research and Development

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs to maintain and upgrade our software after initial release to our customers are expensed when incurred.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk are primarily cash and accounts receivable. The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of March 31, 2006, the Company had approximately $192,000 in cash on deposit with one bank. Credit risk concentration with respect to receivables is limited due to the geographic dispersion of the Company's customer base. The Company conducts ongoing credit evaluations but does not obtain collateral or other forms of security. The Company believes its credit policies do not result in significant adverse risk and historically has not experienced significant credit-related losses. The Company had four customers whose balances due at March 31, 2006 exceeded 10% of gross accounts receivable (15%, 13%, 12% and 11%).

The Company is dependent on several customers for the majority of its revenues. Two customers accounted for 47% and 12% in sales for the nine months ended March 31, 2006.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our financial statements.

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

5.    ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 consisted of the following:

                                        March 31,
                                           2006
                                        ---------

      Accounts receivable - trade       $  74,032
      Allowance for doubtful accounts      (5,000)
                                        ---------

         Accounts receivable, net       $  69,032
                                        =========

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

6.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consisted of the following:

                                      March 31,
                                         2006
      -----------------------------------------
      Computer equipment              $  79,651
      Furniture and fixtures            104,261
                                      ---------
                                        183,912

      Less accumulated depreciation    (120,780)
                                      ---------

                                      $  63,132
      -----------------------------------------

Depreciation expense was $9,070 and $2,073, for the nine months ended March 31, 2006, and 2005.

7.    CONVERTIBLE NOTES PAYABLE IN DEFAULT

Convertible notes payable, the majority of which were converted into common stock of Omni consisted of the following:

                                                                               March 31,
                                                                                  2006
                                                                               ---------

Forty-six convertible, unsecured, senior subordinated notes payable, due on various dates on or before September 2004, bearing interest at 8% per annum. Forty-four of the notes were converted into 2,062,300 shares of the
  Company's common stock on December 29, 2005                                  $ 130,000
Unsecured, convertible note payable for $125,000, which bears interest at a
  rate of 12% per annum                                                          125,000
                                                                               ---------

                                                                                 255,000
  Less current portion                                                           255,000
                                                                               ---------
     Long-term portion                                                         $      --
                                                                               =========


The above notes which were not converted as part of the reverse merger remain in default. The Company and noteholders are in discussions to determine when and how these remaining obligations will be satisfied.

OMNI U.S.A., INC.,
Notes to the Unaudited Consolidated Financial Statements (continued)

8.    SHAREHOLDER'S DEFICIT

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

                                                 Common
                                                 Shares      Dollars
                                               ----------   ----------

Balance July 1, 2005                            4,687,209   $1,185,361

Brendan common stock issued for cash,
  net of costs                                     67,500      170,625

Brendan shares converted to Omni at 4 to 1     14,264,127           --

Brendan notes payable and accrued interest
  converted to Omni stock                       4,352,879    2,654,198

Omni common shares issued in payment of
  Brendan accounts payable related to merger      100,000       35,000

Omni common shares issued to an individual
  as costs of the merger                          800,000           --

Omni shares previously outstanding
  recapitalized due to the merger               1,227,079           --

Sale of previous Omni operating subsidiaries
  treated as contributed capital                       --      498,000
                                               ----------   ----------

Balance December 31, 2005                      25,498,794   $4,543,184
                                               ----------   ----------


Warrants

In August 2005, Brendan issued a warrant exercisable, after giving effect to the reverse merger on December 29, 2005, into 54,000 shares of the Company's stock at an exercise price of $.75 per share with an expiration date of five years from the date of grant. The Company estimated the fair value of the warrant at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the three and nine months ended March 31, 2006: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of 4.08%; and expected life of 5 years. The valuation of the warrant, $7,407, was recorded as a stock offering cost.

Stock Option Plan

In January 1999, Brendan's Board of Directors adopted and Brendan's shareholders approved the 1999 Stock Option Plan (the "Option Plan") under which a total of 310,000 shares of common stock had been reserved for issuance. In August 2000, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 410,000. In January 2002, the shareholders approved an increase in the number of shares that may be granted under the Option Plan to 610,000. In January 2004, the shareholders approved an increase in the number of shares that may be granted under the option plan to 4,000,000 shares after giving effect to the reverse merger on December 29, 2005. The Option Plan terminates in 2012, subject to earlier termination by the Board of Directors.

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

As of March 31, 2006, 3,840,000 options are outstanding at prices ranging from $0.025 to $.75 per share with expiration dates ranging from 2009 to 2014 after giving effect to the reverse merger on December 29, 2005.

9.    INCOME TAXES

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $221,000 for the nine months ended March 31, 2006, from $2,149,000 at June 30, 2005 to $2,370,000 at
March 31, 2006.

As of March 31, 2006, the Company had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $5,157,000 and $2,578,000, respectively, which expire from 2012 to 2025.

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

We have identified two accounting policies that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.   Revenue Recognition

The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. The Company's software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer's acceptance (generally 30 days after shipment), net of estimated allowances and returns. Post-contract customer support ("PCS") obligations are for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned. The Company provides, for a fee, additional training and service calls to its customers and recognizes revenue at the time the training or service call is provided. A portion of our revenues are derived from the collection of royalties. We recognize revenue from royalties only after the cash has been collected (typically 45-60 days after the end of the quarter on which the royalty payment is based.) We also derive license revenue from fees for the transfer of proven and reusable intellectual property components and the performance of software services to aid customers in adapting such intellectual property to their particular instruments. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property, or a nonrefundable software service fee, which generally will be payable upon achievement of defined milestones. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Fees related to software service contracts, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method.

2.    GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2006 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $602,632 and $164,772, respectively, and had an accumulated deficit of $5,998,950 and $5,396,316, at March 31, 2006 and June 30, 2005, respectively. In addition, the Company had a working capital deficit of $1,518,867 and is in default on $329,217 of debt and interest. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31,2005

Selected Financial Information

                                                   Three Months Ended
                                                -----------------------
                                                                             Increase
                                                 3/31/06       3/31/05      (Decrease)       %
                                                ---------     ---------     ----------     -----
Statements of Operations:
 Net sales                                      $ 251,449     $ 235,827     $   15,622         7%
 Cost of goods sold                                24,067        31,522         (7,455)      -24%
      % of net sales                                   10%           13%            -4%      -28%
   Gross profit                                   227,382       204,305         23,077        11%
      % of net sales                                   90%           87%             4%        4%
Total operating expenses                          306,663       179,375        127,288        71%
Interest expense                                  (30,508)      (83,256)       (52,748)      -63%
Provision for (benefit from) taxes                     --            --             --        NM
Net (loss) income                                (109,789)      (58,326)       (51,463)       88%
Net (loss) income per share basic and diluted          --         (0.01)          0.01      -100%


Net Sales

Net sales for the quarter ended March 31, 2006 increased $15,622, 7%, to $251,449 compared to $235,827 for the quarter ended March 31, 2005. The primary reason for the sales increase was the initial order for a segment of our upgraded version of the StatLIA software, version 4.0, which amounted to approximately $127,000.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 13% for the quarter ended March 31, 2005 to 10% for the quarter ended March 31, 2006. This decrease was primarily due to decreased expenses charged to cost of goods sold associated with validation of software sales.

Operating Expenses

Operating expenses increased by $127,288, a 71% increase, to $306,663 for the quarter ended March 31, 2006 from $179,375 for the quarter ended March 31, 2005. The primary reasons for the increase were approximately $30,000 increase in consulting expenses associated with becoming a public company which included the retaining of a chief financial officer, $28,000 increase in legal and accounting expenses related to becoming a public company, and $71,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to version 4.0.

Interest Expense

Interest expense decreased by $52,748, a 63% decrease, to $30,508 for the quarter ended March 31, 2006 from $83,256 for the quarter ended March 31, 2005. The primary reason for the decrease was the conversion of notes payable into common stock of Omni in December 2005.

Nine months ended March 31, 2006 Compared to Nine months ended March 31, 2005

Selected Financial Information

                                                   Nine Months Ended
                                                -----------------------
                                                                             Increase
                                                 3/31/06       3/31/05      (Decrease)      %
                                                ---------     ---------     ----------     ----
Statements of Operations:
 Net sales                                      $ 473,097     $ 473,239     $     (142)       0%
 Cost of goods sold                                75,930       117,712        (41,782)     -35%
      % of net sales                                   16%           25%            -9%     -35%
   Gross profit                                   397,167       355,527         41,640       12%
      % of net sales                                   84%           75%             9%      12%
Total operating expenses                          821,550       610,695        210,855       35%
Interest expense                                 (178,249)     (244,374)       (66,125)     -27%
Provision for (benefit from) taxes                     --            --             --       NM
Net (loss) income                                (602,632)     (499,542)      (103,090)      21%
Net (loss) income per share basic and diluted       (0.05)        (0.11)          0.06      -55%


Net Sales

Net sales for the nine months ended March 31, 2006 remained stable at $473,097 compared to $473,239 for the nine months ended March 31, 2005.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 25% for the nine months ended March 31, 2005 to 16% for the nine months ended March 31, 2006. This decrease was primarily due to decreased expenses charged to cost of goods sold associated with validation of software sales (approximately $36,000).

Operating Expenses

Operating expenses increased by $210,855, a 35% increase to $821,550 for the nine months ended March 31, 2006 from $610,695 for the nine months ended March 31, 2005. The primary reasons for the increase were approximately $53,000 increase in consulting expenses associated with becoming a public company which included the retaining of a chief financial officer, $58,000 increase in legal and accounting expenses related to becoming a public company, $104,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to version 4.0, and $18,000 related to increased participation in trade shows and training programs.

Interest Expense

Interest expense decreased by $66,125, a 27% decrease, to $178,249 for the nine months ended March 31, 2006 from $244,374 for the quarter ended March 31, 2005. The primary reason for the decrease was the conversion of notes payable into common stock of Omni.

Capital Resources

Working Capital
                                                                Increase
                                   3/31/06        6/30/05      (Decrease)
                                 -----------    -----------    -----------

Current assets                   $   236,446    $   104,967    $   131,479
Current liabilities                1,755,313      4,326,256     (2,570,943)
                                 -----------    -----------    -----------
  Working capital (deficit)      $(1,518,867)   $(4,221,289)   $ 2,702,422
                                 ===========    ===========    ===========

Long-term debt                   $     7,839    $     9,836    $    (1,997)
                                 ===========    ===========    ===========

Stockholders' equity (deficit)   $(1,455,766)   $(4,210,956)   $(2,755,190)
                                 ===========    ===========    ===========


Statements of Cash Flows Select Information

                                               Nine Months Ended
                                           ------------------------
                                                                        Increase
                                            3/31/06       3/31/05      (Decrease)
                                           ----------    ----------    -----------
Net cash provided by (used in):
   Operating activities                    $ (504,734)   $ (219,437)   $  (285,297)
   Investing activities                    $  (59,841)   $       --    $   (59,841)
   Financing activities                    $  697,424    $  260,700    $   436,724


Balance Sheet Select Information
                                                                        Increase
                                            3/31/06       6/30/05      (Decrease)
                                           ----------    ----------    -----------

  Cash and cash equivalients               $  165,353    $   32,504    $   132,849
                                           ==========    ==========    ===========

  Notes and accounts receivable            $   70,533    $   71,751    $    (1,218)
                                           ==========    ==========    ===========

  Convertible notes payable and interest   $  329,217    $2,880,388    $(2,551,171)
                                           ==========    ==========    ===========

  Accounts payable and accrued expenses    $1,324,017    $1,380,707    $    17,527
                                           ==========    ==========    ===========


Liquidity

Brendan has historically financed its operations through debt and equity financings. At March 31, 2006, we had cash holdings of $165,353, an increase of $132,849 compared to June 30, 2005. Our net working capital deficit at March 31, 2006, was $1,518,867 compared to $4,221,289 as of June 30, 2005.

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2006 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $602,632 and $164,772, respectively, and had an accumulated deficit of $5,998,950 and $5,396,316, at March 31, 2006 and June 30, 2005, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

As described in Note 2, on December 29, 2005, Omni immediately following the reverse merger, sold its operating subsidiaries to their original founders for a note receivable of $770,000. The note was subsequently discounted to $498,000 of which $98,000 was advanced to Brendan to cover a portion of the costs associated with the reverse merger, $400,000 was received in cash as of March 31, 2006. In addition, Brendan's noteholders converted $2,654,198 of notes payable and accrued interest into 4,352,879 common shares of Omni. Brendan's shareholders converted 4,754,709 shares of common stock into 19,018,836 common shares of Omni. An additional 900,000 shares of Omni's common stock was issued to individuals who participated in the reverse merger. The cash proceeds from the sale of the note will be insufficient to meet the Company's ongoing liquidity requirements. Therefore, the Company will need to seek additional financing to meet its liquidity requirements.

Management plans to continue to provide for its capital needs during the twelve months ending March 31, 2007, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our financial statements.

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

      We have a limited operating history.

      Brendan commenced operations in November, 1997 and has a limited operating history. The success of the Company will be dependent upon its ability to successfully exploit its unique proprietary technology. The Company's success will depend in large part on its ability to deal with the problems, expenses, and delays frequently associated with developing and marketing its software technology. Losses are likely to continue before the Company's operations will become profitable. There is no assurance that the Company's operations will prove profitable.

      The market for our products is unproven and acceptance of the Company's products is crucial.

      The market for the Company's software and services has only recently begun to develop, is rapidly evolving and could be subject to an increasing number of competitive market entries. While the Company believes that its software products offer significant advantages for quality assurance, regulatory compliance and reliability in the clinical, pharmaceutical, environmental, and manufacturing industries, there can be no assurance that its products will become widely adopted for use in those industries.

      Because a market for the Company's products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop or that its products and services will be used in the marketplace. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

      We depend on new products and development to generate revenues.

      Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of the Software and sale of its associated services, and the development and sale of future products. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success as is the Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments in emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards.

      Our success depends upon developing distribution channels.

      The Company's distribution strategy is to develop multiple distribution channels. The Company has historically sold its products only through direct sales, Internet sales, and original equipment manufacturers ("OEMs"). The Company expects to increasingly utilize OEMs and independent sales representatives, and to pursue utilizing systems integrators, value added resellers ("VARs"), and software retailers. There can be no assurances that these distribution channels will be effective sales channels.

      Our success is dependent on our founders and other key personnel.

      The Company's performance is substantially dependent upon the performance of its executive officers and key employees, particularly that of Dr. John R. Dunn, II. Dr. Dunn was responsible for creation of the Software and the scientific principles incorporated therein. As a result, Dr. Dunn is the single most knowledgeable person with regard to the Software. It would be difficult for the Company to find an adequate replacement for Dr. Dunn in the immediate future.

      Given the Company's early stage of development, the Company is further dependent upon its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. The Company does not have key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a materially adverse effect on the business, operating results or financial condition of the Company. The Company intends to purchase key man life insurance when management decides funds are available.

      The Company's future success also depends on its continuing ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract, hire or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a materially adverse effect upon the Company's business operating results or financial condition.

      The Company's success will depend, in part, on the continuing and growing interest in quality control and quality assurance regarding reliable laboratory and manufacturing testing results among the markets targeted by the Company's products.

      An additional factor which the Company believes will be critical to the acceptance of its products is a continuing need in its targeted markets for more powerful solutions for instrument connectivity, networking, and data management.

      No governmental or regulatory agency must approve the production or sale of any of the Company's products at this time. However the Company intends to voluntarily pursue the acknowledgment and approval of certain federal agencies to gain further awareness and acceptance for its new statistical methodologies. There can be no assurance that the interest in quality control and quality assurance will continue among the testing industry, general public or governmental and regulatory agencies.

      We compete with companies that have substantially greater resources.

      Management of the Company believes that over 90% of the Company's current competitors are instrument manufacturers. These manufacturers primarily develop and market their software programs to be used with only their instruments and not as stand-alone programs (which could be used with competing manufacturers' instruments or even earlier models of their own instruments). The level of interoperability of such software with the instruments sold by their competitors or with laboratory computer systems is minimal or nonexistent. This market is splintered into many fragments and no one or few of these instrument manufacturers hold a commanding percentage of market share. To the Company's knowledge, no commercial product available in the world today offers the quality control and quality assurance capabilities or many of the advanced computational features found in StatLIA. However, the Company believes that at some point in the future, many of its competitors will use quality assurance methodologies similar to, or as effective as, those incorporated in StatLIA. Some of these competitors may be of greater size and have greater financial resources than the Company. The Company believes that most instrument manufacturers currently marketing immunoassay software will remain focused on instrumentation and not develop software as complex as StatLIA for the limited market share held by any one of these manufacturers. The Company believes that most of its future competition will be from software companies but the Company can give no assurances. Because the Company's products are either newly-developed or in the process of being developed, no guarantees can be given as to how commercially viable such new products will be in the marketplace.

      The Company intends to interface StatLIA with all immunoassay testing instruments which are capable of exporting unprocessed raw data. Although the Company has been able to receive, decode and process data from all instruments attempted to date, there can be no assurance that the Company will be able to collect data from all immunoassay instruments manufactured.

      Although device manufacturers are currently the largest competitors, the company believes that OEM's will soon serve as ideal partners as equipment makers seek to remove themselves from software development and partner with more powerful programs. OEM's will be a primary sales channel focus of the Company.

      The Company believes that the statistical quality control and quality assurance principles and the connectivity and data management methodologies incorporated in StatLIA can be applied in new products for other disciplines and technologies. The Company has outlined other programs in addition to StatLIA to be developed in the next three years for application in testing laboratories and manufacturing. However, the statistical quality control and quality assurance principles and methodology have been tested only in the immunoassay field for which StatLIA was designed, and to a lesser extent, in steel tensile testing and chromatography. There can be no assurances that the Company will be able to successfully develop and market all of the Company's intended products.

      The Company's success and ability to compete is dependent in part upon its proprietary technology.

      While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company does not presently have any patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls further access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable.

      The Company has workman's compensation and general liability insurance but does not have professional liability insurance at this time.

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

      We are subject to the risks and uncertainties inherent in new businesses, including the following:

o We may not be able to raise enough money to develop our services and bring them to market;

o Our projected capital needs may be inaccurate, and we may not have enough money to develop our services and bring them to market;

o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our services and bring them to market;

o Even if we are able to develop our services and bring them to market, we may not earn enough revenues from the sales of our services to cover the costs of operating our business.

o If we are unsuccessful in our development efforts, we are not likely to ever become profitable.

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

      We will need additional financing.

      The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising form normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. The Company will need to seek additional financing to meet its liquidity requirements. There is no assurance that financings can be obtained in amounts and at terms acceptable to the Company.

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

(b) During the nine months ended March 31, 2006, we recruited a chief financial officer who has begun establishing, designing and implementing systems and procedures over our internal control over financial reporting as well as added internal control expertise which includes:

o     Preparation of periodic income tax provisions;

o Review and recording of equity transactions, including warrant and option valuations;

o     Certain end of period financial reconciliations; and

o     Financial statement preparation and disclosures.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

      (a) Exhibits -

Exhibit No.   Title
--------------------------------------------------------------------------------
31.1          302 Certification of John R. Dunn II, Chief Executive Officer

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

                         OMNI U.S.A., INC.
                         a Nevada corporation

Date:  May 15, 2006                     By: /s/ JOHN R. DUNN II
                                           ---------------------
                                        John R. Dunn II
                                        Chief Executive Officer

                                        (Principal Executive and duly authorized to sign on behalf of the Registrant)