Form 10QSB/A
period 2005-12-31
OMNI USA INC
filed 2006-05-25
CIK 846732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1


                                   (Mark One)

|X| Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For quarterly period ended December 31, 2005

|_| Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-17493

                                Omni U.S.A., INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       88-0237223
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X_


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                               25,498,794
        (Class)                                      Outstanding at May 25, 2006


 Transitional Small Business Disclosure Format (Check one): Yes |_|     No |X|

                                Omni U.S.A, Inc.
                                      INDEX

                                                                                  Page

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements Restated:

                    Consolidated Balance Sheet as of December 31, 2005 (unaudited) 3

                    Consolidated Statements of Operations for the three and
                      six months ended December 31, 2005 and 2004 (unaudited)      4

                    Consolidated Statements of Cash Flows for the six
                      months ended December 31, 2005 and 2004 (unaudited)          5

                    Notes to Unaudited Consolidated Financial Statements           6

         Item 2.    Management's Discussion and Analysis or Plan of Operation     16

         Item 3.    Controls and Procedures                                       24

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                              *
         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    *
         Item 3.    Defaults upon Senior Securities                                *
         Item 4.    Submission of Matters to a Vote of Security Holders            *
         Item 5.    Other Information                                              *
         Item 6.    Exhibits                                                      25

SIGNATURES                                                                        25


          * No information provided due to inapplicability of the item.



PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements

                                Omni U.S.A., Inc.
                    Consolidated Balance Sheet - As Restated
                                   (Unaudited)

                                                                           December 31,
                                                                              2005
                                                                           -----------
ASSETS

Current assets:
       Cash                                                                $    54,681
       Note receivable                                                         216,502
       Accounts receivable, net                                                 57,947
       Prepaid expenses and other current assets                                   748
                                                                           -----------

Total current assets                                                           329,878

Property and equipment, net                                                     25,883

Deposits                                                                         7,808

                                                                           -----------
                                                                           $   363,569
                                                                           -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Convertible notes payable in default                                $   255,000
       Accrued interest in default                                              68,886
       Accrued interest                                                        373,472
       Accounts payable                                                        119,380
       Accrued wages                                                           790,657
       Current porton of lease obligations                                       2,437
       Deferred revenue                                                         91,168
                                                                           -----------

               Total current liabilities                                     1,701,000

Long term portion of lease obligations                                           8,545

Stockholders' deficit
       Common stock, $.004995 par value; 50,000,000 shares authorized:
         25,498,794 issued and outstanding                                     127,366
       Paid in capital                                                       4,415,818
       Accumulated deficit                                                  (5,889,160)
                                                                           -----------
Total stockholders' deficit                                                 (1,345,976)
                                                                           -----------
                                                                           $   363,569
                                                                           -----------

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.


                                       3

                                Omni U.S.A., Inc.
               Consolidated Statements of Operation - As Restated
                                   (Unaudited)

                                                Three Months Ended                 Six Months Ended
                                                    December 31,                     December 31,
                                               2005             2004             2005            2004
                                           -----------      -----------      -----------      -----------
Net sales                                  $   111,806      $   140,997      $   221,648      $   237,412

Cost of sales                                   25,594           58,677           51,863           86,190
                                           -----------      -----------      -----------      -----------

Gross profit                                    86,212           82,320          169,785          151,222

Operating expenses:                            272,738          184,197          514,887          431,320
                                           -----------      -----------      -----------      -----------

Loss from operations                          (186,526)        (101,877)        (345,102)        (280,098)

Other expense
      Interest expense                         (64,019)         (80,618)        (147,741)        (161,118)
                                           -----------      -----------      -----------      -----------

Loss before provision for income taxes        (250,545)        (182,495)        (492,843)        (441,216)

Provision for income taxes                          --               --               --               --
                                           -----------      -----------      -----------      -----------

Net loss                                   $  (250,545)     $  (182,495)     $  (492,843)     $  (441,216)
                                           ===========      ===========      ===========      ===========

Basic and diluted loss per share           $     (0.05)     $     (0.04)     $     (0.10)     $     (0.10)
                                           ===========      ===========      ===========      ===========

Basic and diluted weighted-average
  comon shares outstanding                   5,205,667        4,673,909        4,962,213        4,641,494
                                           ===========      ===========      ===========      ===========

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.


                                       4

                              Omni U.S.A., Inc.
               Consolidated Statements of Cash Flows - As Restated
                                 (Unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                             2005             2004
                                                                         -----------      -----------
Operating activities:
      Net loss                                                           $  (492,843)     $  (441,216)
      Adjustments to reconcile net (loss) income
        to cash provided by operating activities:
         Depreciation                                                          3,614              881
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                       13,804           (7,870)
             (Increase) decrease in prepaid expense and other assets         (31,911)             289
             Increase (decrease) in accounts payable                           6,722           90,063
             Increase (decrease) in accrued liabilities                       28,776          129,342
             Increase (decrease) in deferred revenue                          28,171            4,583
                                                                         -----------      -----------
Net cash provided by operating activities                                   (443,667)        (223,928)
                                                                         -----------      -----------
Investing activities:
      Purchase of property and equipment                                     (17,136)              --
                                                                         -----------      -----------
Net cash used in investing activities                                        (17,136)              --
                                                                         -----------      -----------
Financing activities:
      Principal payments on lease obligations                                 (1,018)              --
      Proceeds from note receivable on sale of Omni divisions                281,498               --
      Proceeds from issuance of common stock                                 202,500          235,700
                                                                         -----------      -----------
Net cash provided by financing activities                                    482,980          235,700
                                                                         -----------      -----------
Net increase in cash                                                          22,177           11,772
Cash, beginning of period                                                     32,504            9,898
                                                                         -----------      -----------
Cash, end of period                                                      $    54,681      $    21,670
                                                                         ===========      ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
         Interest                                                        $     8,892      $     7,500
         Income taxes                                                    $        --      $        --
Non Cash investing and Financing Activities:
      Conversion of Brendan notes payable into common stock              $ 1,692,972      $        --
      Conversion of Brendan accrued interest into common stock           $   961,226      $        --
      Issuance of common stock in payment of accounts payable            $    35,000      $        --

     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.


                                       5

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements

1.       BASIS OF PRESENTATION

Restatement

Subsequent to the filing of our Form 10QSB for the quarter ended December 31, 2005, we became aware of certain errors in the allocation of revenues and expenses in the proper period for the three and six month periods ended December 31, 2005 and 2004. The effect of the restatement is as follows:


Statement of Operations for the three months ended December 31, 2005

                                         As Reported      As Adjusted    Effect of Change
Revenues                                 $    99,806      $   111,806      $    12,000
Expenses                                     359,351          362,351            3,000
                                         -----------      -----------      -----------
Net loss                                 $  (259,545)     $  (250,545)     $     9,000
                                         -----------      -----------      -----------
Basic and diluted loss per share         $     (0.05)     $     (0.05)     $        --
                                         -----------      -----------      -----------

Statement of Operations for the three months ended December 31, 2004
                                         As Reported      As Adjusted    Effect of Change
Revenues                                 $   127,513      $   140,997      $    13,484
Expenses                                     388,366          323,492          (64,874)
                                         -----------      -----------      -----------
Net loss                                 $  (260,853)     $  (182,495)     $    78,358
                                         -----------      -----------      -----------
Basic and diluted loss per share         $     (0.06)     $     (0.04)     $      0.02
                                         -----------      -----------      -----------

Statement of Operations for the six months ended December 31, 2005
                                         As Reported      As Adjusted    Effect of Change
Revenues                                 $   221,648      $   221,648      $        --
Expenses                                     711,492          714,491            2,999
                                         -----------      -----------      -----------
Net loss                                 $  (489,844)     $  (492,843)     $    (2,999)
                                         -----------      -----------      -----------
Basic and diluted loss per share         $     (0.10)     $     (0.10)     $        --
                                         -----------      -----------      -----------

Statement of Operations for the six months ended December 31, 2004
                                         As Reported      As Adjusted    Effect of Change
Revenues                                 $   223,928      $   237,412      $    13,484
Expenses                                     784,463          678,628         (105,835)
                                         -----------      -----------      -----------
Net loss                                 $  (560,535)     $  (441,216)     $   119,319
                                         -----------      -----------      -----------
Basic and diluted loss per share         $     (0.12)     $     (0.10)     $      0.02
                                         -----------      -----------      -----------

Balance Sheet as of December 31, 2005
                                         As Reported      As Adjusted    Effect of Change
Accumlated deficit                       $(5,886,160)     $(5,889,160)     $    (3,000)

Statement of Cash Flows for the six months ended December 31, 2005
                                         As Reported      As Adjusted    Effect of Change
Net loss                                 $  (489,844)     $  (492,843)     $    (2,999)
Changes in assets and liabilities             74,437           45,562          (28,875)

Statement of Cash Flows for the six months ended December 31, 2004
                                         As Reported      As Adjusted    Effect of Change
Net loss                                 $  (560,535)     $  (441,216)     $   119,319
Changes in assets and liabilities            335,725          216,407         (119,318)


                                        6

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

2.       GOING CONCERN

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2005 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $492,843 and $164,772, respectively, and had an accumulated deficit of $5,889,160 and $5,396,316, at December 31, 2005 and June 30, 2005, respectively. The Company's

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

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

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

Under the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

                                                        Three months ended               Six months ended
                                                           December 31,                    December 31,
                                                       2005            2004           2005             2004
---------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                     $  (250,545)   $   (182,495)   $   (492,843)   $   (441,216)
Stock-based employee compensation,
net of tax effects                                     (55,797)           (260)        (57,078)         (1,541)
                                                   ------------   -------------   -------------   -------------
Proforma net income (loss)                         $  (306,342)   $   (182,755)   $   (549,921)   $   (442,757)
                                                   ============   =============   =============   =============

Net income (loss) per share:
     Basic and diluted- as reported                $     (0.05)   $      (0.04)   $      (0.10)   $      (0.10)
                                                   ============   =============   =============   =============
     Basic and diluted- proforma                   $     (0.06)   $      (0.04)   $      (0.11)   $      (0.10)
                                                   ============   =============   =============   =============


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

                                       December 31,
                           -----------------------------------
                                2005                2004
                           ---------------     ---------------
                                                (Post-split)
      Options                   3,840,000           3,840,000
      Warrants                     54,000             358,400
                           ---------------     ---------------
        Total                   3,894,000           4,198,400
                           ===============     ===============

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, and accrued wages. The book value of all other financial instruments is representative of their fair values.

Research and Development

Research and Development costs are charged to operations as incurred. Such costs were not considered material.

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

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

5.       ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 consisted of the following:

                                                         December 31,
                                                             2005
                                                        --------------
        Accounts receivable - trade                     $      62,947
        Allowance for doubtful accounts                        (5,000)
                                                        --------------

           Accounts receivable, net                     $      57,947
                                                        ==============

OMNI U.S.A., INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)


6.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

                                                  December 31,
                                                     2005
      --------------------------------------------------------
      Computer equipment                         $     39,976
      Furniture and fixtures                          101,231
                                                 -------------
                                                      141,207

      Less accumulated depreciation                  (115,324)
                                                 -------------
                                                 $     25,883
      --------------------------------------------------------

Depreciation expense was $3,614 and $881, for the six months ended December 31, 2005, and 2004.

7.       CONVERTIBLE NOTES PAYABLE IN DEFAULT

Convertible notes payable, the majority of which were converted into common stock of Omni consisted of the following:

                                                                       December 31,
                                                                            2005
                                                                   ---------------------

Forty-six convertible, unsecured, senior subordinated notes
   payable, due on various dates on or before September 2004, bearing interest at 8% per annum. Forty-four of the notes
   were converted into 2,062,300 shares of the Company's common
   stock on December 29, 2005                                      $            130,000
Unsecured, convertible note payable for $125,000,
    which bears interest at a rate of 12% per annum.                            125,000
                                                                   ---------------------

                                                                                255,000
       Less current portion                                                     255,000
                                                                   ---------------------

         Long-term portion                                         $                  -
                                                                   =====================


Three notes which were not converted as part of the reverse merger remain in default. The Company and noteholders are in discussions to determine when and how these remaining obligations will be satisfied.

OMNI U.S.A., INC.,
Notes to the Unaudited Consolidated Financial Statements (continued)

8.       SHAREHOLDER'S DEFICIT

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

                                                           Common
                                                           Shares             Dollars
                                                      ----------------   ----------------

Balance July 1, 2005                                        4,687,209    $     1,185,361

Brendan common stock issued for cash,
  net of costs                                                 67,500            170,625

Brendan shares converted to Omni at 4 to 1                 14,264,127                  -

Brendan notes payable and accrued interest
  converted to Omni stock                                   4,352,879          2,654,198

Omni common shares issued in payment of
  Brendan accounts payable related to merger                  100,000             35,000

Omni common shares issued to an individual
  as costs of the merger                                      800,000                  -

Omni shares previously outstanding
  recapitalized due to the merger                           1,227,079                  -

Sale of previous Omni operating subsidiaries
  treated as contributed capital                                    -            498,000
                                                      ----------------   ----------------

Balance December 31, 2005                                  25,498,794    $     4,543,184
                                                      ================   ================

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

9.      INCOME TAXES

Deferred income taxes are provided for by recognizing temporary differences in certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $180,000 for the six months ended December 31, 2005, from $2,149,000 at June 30, 2005 to $2,329,000 at December 31, 2005.

As of December 31, 2005, the Company had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $5,064,000 and $2,532,000, respectively, which expire from 2012 to 2025.

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

1.   Accounts receivable.
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25 through the period ended December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123.

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Selected Financial Information

                                                      Three Months Ended
                                                 ---------------------------
                                                                                   Increase
                                                   12/31/05       12/31/04        (Decrease)               %
                                                 ------------   ------------
Statements of Operations:
 Net sales                                       $    111,806   $    140,997     $   (29,191)            -21%
 Cost of sales                                         25,594         58,677         (33,083)            -56%
      % of net sales                                       23%            42%            -19%            -45%
   Gross profit                                        86,212         82,320           3,892               5%
      % of net sales                                       77%            58%             19%             32%
Total operating expenses                              272,738        184,197          88,541              48%
Interest expense                                      (64,019)       (80,618)        (16,599)            -21%
Provision for (benefit from) taxes                          -              -               -              NM
Net (loss) income                                    (250,545)      (182,495)        (68,050)             37%
Net (loss) income per share basic and diluted           (0.05)         (0.04)          (0.01)             25%


                                       17

Net Sales

Net sales for the quarter ended December 31, 2005 decreased $29,191, 21%, to $111,806 compared to $140,997 for the quarter ended December 31, 2004. The primary reason for the sales decrease was a reduction in royalty income for StatLIA, our primary software package.

Cost of Sales

Cost of sales as a percentage of net sales decreased from 42% for the quarter ended December 31, 2004 to 23% for the quarter ended December 31, 2005. This decrease was primarily due to decreased expenses charged to cost of sales associated with validation of software sales.

Operating Expenses

Operating expenses increased by $88,541, a 48% increase, to $272,738 for the quarter ended December 31, 2005 from $184,197 for the quarter ended December 31, 2004. The primary reasons for the increase were approximately $27,000 increase in expenses associated with the hiring of personnel including a chief financial officer, approximately $29,000 for auditing and professional fees associated with becoming a public company, and approximately $14,000 increase in costs for travel, trade shows and training classes.

Interest Expense

Interest expense decreased by $16,599, a 21% decrease, to $64,019 for the quarter ended December 31, 2005 from $80,618 for the quarter ended December 31, 2004. The primary reason for the decrease was the conversion of notes payable into common stock of Omni.

Six months ended December 31, 2005 Compared to Six months ended December 31,
2004

Selected Financial Information

                                                       Six Months Ended
                                                 ----------------------------
                                                                                    Increase
                                                   12/31/05        12/31/04         (Decrease)          %
                                                 ------------   -------------
Statements of Operations:
 Net sales                                       $    221,648   $     237,412     $    (15,764)       -7%
 Cost of sales                                         51,863          86,190          (34,327)      -40%
      % of net sales                                       23%             36%             -13%      -36%
   Gross profit                                       169,785         151,222           18,563        12%
      % of net sales                                       77%             64%              13%       20%
Total operating expenses                              514,887         431,320           83,567        19%
Interest expense                                     (147,741)       (161,118)         (13,377)       -8%
Provision for (benefit from) taxes                          -               -                -         NM
Net (loss) income                                    (492,843)       (441,216)         (51,627)       12%
Net (loss) income per share basic and diluted           (0.10)          (0.10)               -         0%

Net Sales

Net sales for the six months ended December 31, 2005 decreased $15,764, 7%, to $221,648 compared to $237,412 for the six months ended December 31, 2004. The primary reason for the sales decrease was a reduction in royalty income for StatLIA, our primary software package.


Cost of Sales


Cost of sales as a percentage of net sales decreased from 36% for the six months ended December 31, 2004 to 23% for the six months ended December 31, 2005. This decrease was primarily due to decreased expenses charged to cost of sales associated with validation of software sales.

Operating Expenses

Operating expenses increased by $83,567, a 19% increase, to $514,887 for the six months ended December 31, 2005 from $431,320 for the six months ended December 31, 2004. The primary reasons for the increase were approximately $27,000 increase in expenses associated with the hiring of personnel including a chief financial officer, approximately $30,000 for auditing and professional fees associated with becoming a public company, and approximately $28,000 increase in costs for travel, trade shows and training classes.

Interest Expense

Interest expense decreased by $13,377, an 8% decrease, to $147,741 for the six months ended December 31, 2005 from $161,118 for the quarter ended December 31, 2004. The primary reason for the decrease was the conversion of notes payable into common stock of Omni.

Capital Resources

Working Capital
                                                                    Increase
                                      12/31/05         6/30/05     (Decrease)
                                  -------------   -------------   -------------
Current assets                    $    329,878    $    104,967    $    224,911
Current liabilities                  1,701,000       4,326,255      (2,625,255)
                                  -------------   -------------   -------------
  Working capital (deficit)       $ (1,371,122)   $ (4,221,288)   $  2,850,166
                                  =============   =============   =============

Long-term debt                    $      8,545    $      9,836    $     (1,291)
                                  =============   =============   =============

Stockholders' equity (deficit)    $ (1,345,976)   $ (4,210,956)   $ (2,864,980)
                                  =============   =============   =============

Statements of Cash Flows Select Information

                                             Six Months Ended
                                         -------------------------     Increase
                                           12/31/05     12/31/04      (Decrease)
Net cash provided by (used in):
   Operating activities                  $ (443,667)   $ (223,928)   $ (219,739)
   Investing activities                  $  (17,136)   $        -    $  (17,136)
   Financing activities                  $  482,980    $  235,700    $  247,280


Balance Sheet Select Information

                                      12/31/05      6/30/05          Increase
                                   ------------   ------------     (Decrease)

  Cash and cash equivalients       $     54,681   $     32,504   $      22,177
                                   ============   ============   =============

  Notes and accounts receivable    $    274,449   $     71,751   $     202,698
                                   ============   ============   =============

  Convertible notes payable
    and interest                   $    697,358   $  3,212,708   $  (2,515,350)
                                   ============   ============   =============

  Accounts payable and
    accrued expenses               $    910,037   $  1,048,387   $    (138,350)
                                   ============   ============   =============

Liquidity

Brendan has historically financed its operations through debt and equity financings. At December 31, 2005, we had cash holdings of $54,681, an increase of $22,177 compared to June 30, 2005. Our net working capital deficit at December 31, 2005, was $1,371,122 compared to $4,221,288 as of June 30, 2005.

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2005 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $492,843 and $164,772, respectively, and had an accumulated deficit of $5,889,160 and $5,396,316, at December 31, 2005 and June 30, 2005, respectively. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

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

         The market for the Company's software and services has only recently begun to develop, is rapidly evolving and could be subject to an increasing number of competitive market entries. While the Company believes that its software products offer significant advantages for quality assurance, regulatory compliance, cross-platform standardization, accuracy, and reliability in the clinical, pharmaceutical, environmental, and manufacturing industries, there can be no assurance that its products will become widely adopted for use in those industries.

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

         The Company's distribution strategy is to develop multiple distribution channels. The Company has historically sold its products only through direct sales, Internet sales, and original equipment manufacturers ("OEMs"). The Company expects to increasingly utilize OEMs, direct sales, reagent manufacturers, and systems integrators. There can be no assurances that these distribution channels will be effective sales channels.

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

         Management of the Company believes that over 90% of the Company's current competitors are instrument manufacturers. These manufacturers primarily develop and market their software programs to be used with only their instruments and not as stand-alone programs (which could be used with competing manufacturers' instruments or even earlier models of their own instruments). The level of interoperability of such software with the instruments sold by their competitors is minimal or nonexistent. This market is splintered into many fragments and no one or few of these instrument manufacturers hold a commanding percentage of market share. To the Company's knowledge, no commercial product available in the world today offers the accuracy, quality control and quality assurance capabilities or many of the advanced computational features found in StatLIA. However, the Company believes that at some point in the future, many of its competitors will use quality assurance methodologies similar to, or as effective as, those incorporated in StatLIA. Some of these competitors may be of greater size and have greater financial resources than the Company. The Company believes that most instrument manufacturers currently marketing immunoassay software will remain focused on instrumentation and not develop software as complex as StatLIA for the limited market share held by any one of these manufacturers. The Company believes that most of its future competition will be from software companies but the Company can give no assurances. Because the Company's products are either newly-developed or in the process of being developed, no guarantees can be given as to how commercially viable such new products will be in the marketplace.

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

                                    OMNI U.S.A., INC.
                                    a Nevada corporation

Date:  May 25, 2006                 By: /s/ JOHN R. DUNN II
                                        -----------------------
                                        John R. Dunn II
                                        Chief Executive Officer

                                        (Principal Executive and duly authorized to sign on behalf of the Registrant)