Form 10KSB
period 2006-06-30
BRENDAN TECHNOLOGIES INC
filed 2006-10-13
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of the Securities Exchange Act Of 1934

For the fiscal year end June 30, 2006

☐ Transition Report under Section 13 or 15(d) Of the Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 033-24138-D

BRENDAN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

NEVADA	38-3378963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Rutherford Rd., Suite 107
Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (760) 929-7500

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.004995 PAR VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Revenues for the fiscal year ended June 30, 2006 were: $681,337.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 5, 2006 was $4,841,963.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 5, 2006 the issuer had 25,498,794 shares of Common Stock outstanding.

 Part I Item 4 of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Information Statement mailed to stockholders on July 24, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Annual Report on Form 10-KSB
for the Year Ended June 30, 2006

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small
	Business Issuer Purchases of Equity Securities	7
ITEM 6.	Management's Discussion and Analysis or Plan of Operation	8
ITEM 7.	Financial Statements	17
ITEM 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	17
ITEM 8A.	Controls and Procedures	18
ITEM 8B.	Other Information	18

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	19
ITEM 10.	Executive Compensation	21
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	23
ITEM 12.	Certain Relationships and Related Transactions	24
ITEM 13.	Exhibits	25
ITEM 14.	Principal Accountant Fees and Services	28

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", Brendan”, the “Company”, and “Omni” mean Brendan Technologies, Inc., unless otherwise indicated.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

The Company

On September 15, 2006, Omni U.S.A., Inc., a Nevada corporation (“Omni”), changed its name to Brendan Technologies, Inc., a Nevada corporation (“we”, the “Company” or “Brendan”). On December 29, 2005, Omni, Omni’s wholly-owned subsidiary Omni Merger Sub, Inc., a Michigan corporation (“Merger Sub”), Jeffrey Daniel and Edward Daniel entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brendan Technologies, Inc., a Michigan corporation (“Brendan Sub”) pursuant to which Merger Sub was merged with and into Brendan Sub and Brendan Sub became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan Sub continues its corporate existence under the laws of the State of Michigan.

Concurrently with the merger, 4,754,709 shares of Brendan Sub common stock outstanding immediately before the merger were converted into 19,018,836 shares of Omni common stock, a four for one ratio. Also concurrently with the merger, (i) 4,352,879 shares of Omni common stock were issued to the holders of Brendan Sub Senior and Bridge Notes totaling $2,654,198 in aggregate principal and interest, a conversion rate of 1.64 shares per $1.00 under such debt; and (ii) 900,000 shares of Omni common stock was issued to individuals who participated in the arrangement of the merger.

Common stock options and warrants exercisable into 973,500 shares of Brendan Sub before the merger became exercisable into 3,894,000 common shares of Omni after the merger. The exercise price of the Omni stock options and warrants was adjusted to 25% of the exercise price of the Brendan Sub stock options and warrants.

At the effective time of the merger, Omni appointed John Dunn II, Lowell Giffhorn, Theo Vermaelen and Steven Eisold to the Omni Board of Directors, and Jeffrey Daniel, Craig Daniel, Kevin Guan and Didi Duan resigned from the Omni Board of Directors. In addition, John Dunn II was appointed Chairman of the Board, President, Chief Executive Officer and Chief Technical Officer; Lowell Giffhorn was appointed Vice President and Chief Financial Officer; and George Dunn was appointed Vice President, Secretary and Chief Operating Officer of Omni. Jeffrey Daniel and Craig Daniel resigned from their positions as officers of Omni.

Concurrent with entering into the Merger Agreement, on December 29, 2005, Omni entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Jeffrey K. Daniel, Craig L. Daniel and Edward Daniel (“Daniels”) pursuant to which, immediately following the merger, Omni sold to Daniels all of the issued and outstanding shares of capital stock of Omni U.S.A., Inc., a Washington corporation (“Omni-Washington”) and Butler Products Corporation (“Butler”), each of which was previously a wholly-owned subsidiary, in exchange for a three-year promissory note due on December 29, 2008 in the amount of $672,000 (the “Promissory Note”).

Prior to the transactions effected by the Stock Purchase Agreement and Merger Agreement, Omni-Washington and Butler constituted substantially all of Omni’s operations. Following the transactions effected by the Merger Agreement and the Stock Purchase Agreement, Brendan Sub is now our sole wholly-owned subsidiary, and we conduct all our operations through Brendan.

Business Overview

Brendan Sub was formed on October 31, 1997, under the laws of the State of Michigan as Brendan Technologies, Inc., and does business as Brendan Scientific Corporation. Through Brendan Sub, our wholly owned subsidiary, we are a software company that designs, develops and markets computational analytical software products for the laboratory testing industry. Brendan’s laboratory workflow and analysis software platform manages the raw, computed and analytical data in testing laboratories and in manufacturing.

Brendan evolved from the initial work of its founder John R. Dunn II, Ph.D., now our Chairman, President, Chief Executive Officer and Chief Technical Officer. Brendan’s first commercialized product is StatLIA®, software designed specifically for immunoassay testing. Since Dr. Dunn’s early work on StatLIA® over nine years ago, StatLIA® has been developed with software engineers, mathematicians and laboratory professionals who specialize in laboratory testing. Over the years, StatLIA® has been used in laboratories, undergoing numerous revisions and additions to develop the product.

StatLIA®

Immunoassays, one of the world’s largest and fastest growing testing technologies, is used to test for metabolites found in AIDS, hepatitis, cancer, environmental pollutants, side effects of new drugs and thousands of other biological and environmental substances. Immunoassays are a broadly applicable technology allowing low cost, rapid analysis through high throughput testing. Immunoassays are used extensively in pharmaceutical, hospital, clinical reference, academic and industrial research, environmental, agricultural, food processing and veterinarian laboratories throughout the world.

StatLIA® uses comprehensive statistics to directly or indirectly analyze the performance of each of the nine immunoassay components (label, tracer, antibody, buffer, incubation, separation, standards, controls and unknowns). StatLIA® stores a fixed set of stable reference assays which are statistically compared to a single assay or multiple assays to detect changes in reagents or incubation conditions. With a reference set of at least two assays, standard curve and control specimen parameters in today’s assay are statistically compared to the same parameter in the reference assays to identify any statistically significant differences.

StatLIA® is intended to address the following:
•  Insufficient Quality - Error rates in Immunoassay testing is estimated to be as high as 4%. Testing errors and the inability to directly locate error sources is costly and time consuming. We believe that StatLIA® will reduce the error rates and enhance the tester’s ability to locate the error source.

•  Lack of Automation - Immunoassay testing is very labor intensive due to many manual steps in the processing, tracking and analysis of the data produced. With high throughput testing becoming the industry norm, the data needs to be managed with even greater efficiency. We believe that StatLIA® will reduce such labor costs.

•  Regulatory Compliance - Federal regulations are placing increasing demands for compliance with the Food and Drug Administration’s (“FDA”) quality assurance regulations. We believe that StatLIA® will meet the growing need for automated software that can assist laboratories in complying with the regulation.

•  Need for Better Data Management - Improved technologies have allowed greater automation in Immunoassay testing, increasing throughput volumes but requiring better connectivity and standardization for the management of the data generated. We believe that StatLIA® will address the need for greater connectivity and standardization.

Brendan first targeted the immunoassay market with StatLIA® because it is a fragmented and large market that may allow Brendan to sell its software to testing equipment distributors and original equipment manufacturers (“OEMs”), and earn a share of business from large organizations.

Users of StatLIA® include device and reagent manufacturers, pharmaceutical companies, clinical diagnostic centers and government testing laboratories. Distributors of StatLIA® include device and reagent manufacturers and their distributors, as well as Brendan’s direct sales force.

Customer Base

Brendan has used most of its capital to date in the development of StatLIA® and the expansion of the program to encompass all of the differing immunoassay technologies and workflow configurations found in research and clinical laboratories. Existing customers who have used StatLIA® in laboratories include several large pharmaceutical companies, clinical diagnostic organizations, reagent manufacturers and research entities. This client base also serves as a source of revenue for additional instruments and workstations, and support and maintenance renewal fees.

Many of our institutional clients operate under rigorous FDA regulations, or the European equivalent, and the FDA requires that new software products be validated.

Strategy

Industry Analysis

Using data obtained from Morgan Stanley Dean Witter, Global Industry Analysts, and other published industry and marketing reports, and instrument manufacturer sales figures, we estimate this market to represent over $1 billion in revenue and does not include the food processing, agricultural, veterinarian, or the rapidly expanding environmental immunoassay markets. This also does not include software applications for other technologies. According to the Health Industry Manufacturer’s Association, more than $50 billion in medical devices, diagnostic products and health information systems are currently purchased annually in the United States and more than $120 billion worldwide. This represents only the clinical market segment and not pharmaceutical, research, environmental and other segments.

Conventional laboratory software falls into two primary areas: laboratory management or instrumentation. Laboratory management software handles billing, report generation, and other administrative tasks. The software is not designed for complex technical computation. Software for the testing instruments operate as dedicated systems and is basically designed only to generate results. It is not designed for the complete statistical analysis and data management and record keeping requirements for pharmaceutical, clinical or research labs, nor is it designed to exist in a cooperative environment with other immunoassay instruments.

StatLIA® was introduced to meet this need, which we believe no other commercial software available meets. By using StatLIA® for their assay validation and documentation as well as standardizing on it as one uniform system throughout their organization, pharmaceutical companies may save substantial time and resources supplying the necessary documentation to get new drugs to market and clinical laboratories may increase productivity and reliability while reducing costs.

Market

We believe that through Brendan we have the opportunity to introduce a product to serve an under-served niche market: the software used in biomedical and non-biomedical testing laboratories. The testing industry generates more than $100 billion in revenues each year to run tests for drug development, medical diagnostics and treatments, water and soil samples, infectious disease research, food contaminants, and numerous other health and industry-critical applications.

Brendan has focused on the analytical segment of the market. This is the computation, storage and analysis of the raw signal data generated by a testing instrument. However, the majority of the software used to analyze these tests is a part of the instrument software that is provided by the instrument manufacturer. These routines do not provide all of the capabilities and are not as extensive as the data currently computed by StatLIA®.

StatLIA® allows laboratories to interface all of their immunoassay testing instruments into one uniform system. As one system, as compared to the more common system using several isolated testing instruments, the StatLIA® system can be easily interfaced to Brendan’s main database for reporting patient results and recording clinical trial data, among other processes. The system also integrates into a laboratory’s network, so that multiple computers can be used to prepare, compute, analyze and report all assay data, thereby increasing workflow. StatLIA®’s superior quality control process not only determines the accuracy of the test more reliably than the software currently available, but also pinpoints the specific cause of a problem in a bad test, dramatically reducing laboratory downtime and reagent costs.

Competition

Almost all immunoassay software is produced and sold by manufacturers bundled with their instruments. These programs are included to stimulate sales of their instruments and are not usually marketed as stand-alone products. Conventional laboratory software falls into two primary areas: laboratory management or instrumentation functionality. Laboratory management software handles billing, report generation and other administrative tasks. The software is not designed for complex technical computation. On the other hand, software for testing instruments operates as a dedicated system and is designed primarily to generate testing data. This software has limitations meeting the complete statistical analysis, data management, data utilization and record keeping demands of pharmaceutical, clinical or research labs, nor is it designed to exist in a cooperative environment with other testing instruments.

Prior to Brendan, we believe that no company has focused as extensively on the gap between instrument operational software and administrative LIM software. Brendan has worked with several industry-leading labs to develop StatLIA® and we believe that StatLIA® is a unique software product that surpasses any software currently available for this market.

To date, the majority of StatLIA® sales have been replacing existing OEM software on testing equipment. This software, bundled with the instruments, is Brendan’s current main competition. Existing equipment-specific software include Softmax, used for Molecular Device’s microplate readers and KC4 used for BioTek Instrument’s microplate readers. We believe instrument manufacturers are excellent prospects for distribution agreements to incorporate or bundle our software with their instruments.

Intellectual Property

We attempt to protect the proprietary aspects of our products with copyrights, trade secret law and internal nondisclosure safeguards. The source code for the software contained in our products is considered proprietary and we do not furnish source code to our customers. We have also entered into confidentiality agreements with our employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

There is a rapid pace of technological change in the software industry, which in turn compels us to continually enhance and extend our product lines. We believe that patent, trade secret and copyright protection is less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

Employees

Brendan currently has 12 full time employees and two part time consultants. Brendan has entered into employment agreements with certain of its employees.

ITEM 2.     DESCRIPTION OF PROPERTY.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in Carlsbad, California. We rent 3,988 square feet of office space at 2236 Rutherford Road, Suite 107, Carlsbad, California 92008 under a two-year lease ending May 31, 2008 for a monthly rent ranging from $4,825 for the first year increasing to $4,985 for the second year. The average monthly rent for the two-year period is $4,905. This space is adequate to meet our foreseeable future needs.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 24, 2006, we provided an Information Statement to stockholders of record as of June 15, 2006 in which we provided information related to a change in the name of the corporation to Brendan Technologies, Inc. and the adoption of the 2006 Equity Incentive Plan. The Information Statement is hereby incorporated by reference.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PRUCHASES OF EQUITY SECURITIES.

Our Common Stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended June 30, 2006 and 2005. Closing prices previous to the reverse merger date of December 29, 2005, are reflective of the closing prices for the predecessor corporation.

	Closing Price
	High	Low

Fiscal Year Ended June 30, 2006
First Quarter	$1.85	$1.36
Second Quarter	$1.75	$1.10
Third Quarter	$1.20	$0.60
Fourth Quarter	$0.68	$0.25

Fiscal Year Ended June 30, 2005
First Quarter	$2.00	$1.01
Second Quarter	$2.35	$1.11
Third Quarter	$2.33	$1.30
Fourth Quarter	$1.75	$0.91

We had approximately 250 shareholders of record as of September 15, 2006. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

Information concerning the sales of unregistered securities during fiscal year 2006 have been previously provided on Current Reports on Form 8-K.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The Company completed a reverse merger transaction on December 29, 2005 with Brendan Sub, a Michigan corporation formed in October 1997. Prior to the merger, Omni, through its wholly-owned subsidiary, Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, Shanghai Omni Gear Co., Ltd.("Shanghai Omni Gear"), designed, developed, manufactured and distributed power transmissions (also known as "gearboxes" or "enclosed gear drives") for use in agricultural, industrial, "off-highway" and construction equipment. Omni, through another wholly-owned subsidiary, Butler Products Corporation, designed, developed, manufactured and distributed trailer and implement jacks and couplers, which included light and heavy-duty jacks and couplers used in a variety of trailers. Immediately following the closing of the merger, the subsidiaries of Omni were sold to its founders and Brendan Sub became the only wholly owned subsidiary of Omni, the public company. The directors and management of Brendan Sub became the directors and management of Omni. For a more complete description of the reverse merger transaction and sale of the subsidiaries in which Omni received approximately $498,000 in gross proceeds, see our current report on Form 8-K, dated December 29, 2005 and filed with the SEC on January 5, 2006.

On September 15, 2006, we changed the name of our company from Omni U.S.A., a Nevada corporation, to Brendan Technologies, Inc., a Nevada corporation. Brendan Sub continues to be the only operating subsidiary of Brendan Technologies, Inc.

Brendan Sub was incorporated on October 31, 1997 in the state of Michigan. Brendan Sub develops and markets scientific computer software for applications in the pharmaceutical/biotechnical research, clinical diagnostic, environmental, and other life and physical science markets.

Since our business is that of Brendan Sub only, the management of Brendan Sub became the management of the Company and the former Brendan Sub stockholders and note holders received a majority of the total common stock of the Company in the reverse merger, the merger was accounted for as a recapitalization of Omni and the information in this Form 10-KSB is that of Brendan Sub.

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

1. Revenue Recognition

The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. In addition, our invoices may include multiple elements that identify vendor specific objective evidence of fair value for each of those elements. The Company recognizes revenue as follows:

Software- our software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer’s acceptance (generally 30 days after shipment which allows for a 30 day return guarantee if the customer is not satisfied with the product), net of estimated allowances and returns.

Post-contract customer support- (“PCS”) obligations are generally for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned.

Training and service calls- recognized at the time training or service calls are provided.

Royalties- we recognize revenue from royalties only after the cash has been collected (typically 30 days after the end of the quarter on which the royalty payment is based.)

Licensing- we also derive license revenue from fees for the transfer of proven and reusable intellectual property components. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property provided no further significant performance obligations exist and collectibility is deemed probable.

Customization revenue- fees related to software service contracts to aid customers in adapting such intellectual property to their particular instruments, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method.

2. Going Concern

The financial statements have been prepared on a going concern basis. However, during the year ended June 30, 2006 and the transition six month period ended June 30, 2005, the Company incurred net losses of $845,393 and $164,772, respectively, and had an accumulated deficit of $6,241,709 and $5,396,316, at June 30, 2006 and 2005, respectively. In addition, the Company had a working capital deficit of $1,559,809 and is in default on $333,217 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

Results of Operations

On December 29, 2005, the Company completed the acquisition of substantially all the assets of Brendan Sub pursuant to the Merger Agreement and completed the disposition of substantially all the assets of Omni-Washington and Butler pursuant to the Stock Purchase Agreement. As a result of these transactions and the issuance of common stock to the shareholders, noteholders and individuals who assisted in the merger, Brendan Sub, a now wholly-owned subsidiary of the Company, became the accounting acquirer and the transaction was accounted for as a reverse merger acquisition.

As a result of Brendan Sub being the accounting acquirer and the post acquisition financial statements being the historical statements of Brendan Sub, the fiscal year end of Brendan Sub was changed from December 31 to June 30. The Company’s transition period is the six months ended June 30, 2005.

Year Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 (transition period)

Selected Financial Information

	Year Ended June 30, 2006	Six Months Ended June 30, 2005	Increase (Decrease)%

Statements of Operations
Revenues	$681,337	$419,526	$261,811	62.4%

Selling expenses	103,190	65,173	38,017	58.3%
General and administrative
expenses	1,215,966	352,614	863,352	244.8%
Interest expense	207,574	166,511	41,063	-24.7%
Total expenses	1,526,730	584,298	942,432	-161.3%

Net (loss)	$(845,393)	$(164,772)	$(680,621)	413.1%

Net (loss) per basic and
diluted share	$(0.06)	$(0.04)	$(0.02)	50.0%

Revenue

Revenue for the year ended June 30, 2006 increased $261,811, 62.4%, to $681,337 compared to $419,526 for the transition period ended June 30, 2005. The primary reason for the sales increase was the initial order for a segment of our upgraded version of the StatLIA software, version 4.0, which amounted to approximately $127,000 and the change in the accounting period which compared six months for the transition period ended June 30, 2005 to twelve months for the year ended June 30, 2006.

Selling Expenses

Selling expenses for the year ended June 30, 2006 increased $38,017, 58.3%, to $103,190 compared to $65,173 for the transition period ended June 30, 2005. The increase reflects the change in the accounting period from six months for the transition period ended June 30, 2005 compared to twelve months for the year ended June 30, 2006.

Operating Expenses

Operating expenses increased by $863,352, a 244.8% increase, to $1,215,966 for the year ended June 30, 2006 from $352,614 for the transition period ended June 30, 2005. The primary reasons for the increase were approximately $106,000 increase in consulting expenses associated with becoming a public company which included the retaining of a chief financial officer, $148,000 increase in legal and accounting expenses related to becoming a public company, and $275,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to version 4.0. In addition, the above comparative amounts reflect the change in the accounting period from six months for the transition period ended June 30, 2005 compared to twelve months for the year ended June 30, 2006.

Interest Expense

Interest expense increased by $41,063, a 24.7% increase, to $207,574 for the year ended June 30, 2006 from $166,511 for the transition period ended June 30, 2005. The primary reason for the increase was the change in the accounting period from six months for the transition period to twelve months for the year ended June 30, 2006 offset by a reduction in interest expense as a result of the conversion of notes payable into common stock of Omni in December 2005.

Capital Resources

	As of		Increase
	June 30, 2006	June 30, 2005	(Decrease)
Working Capital

Current assets	$205,920	$104,967	$100,953
Current liabilities	1,765,729	4,326,255	(2,560,526)
Working capital deficit	$(1,559,809)	$(4,221,288)	$2,661,479

Long-term debt	$117,650	$9,836	$107,814

Stockholders' deficit	$(1,596,529)	$(4,210,955)	$2,614,426

	Year Ended	Six Months Ended	Increase
	June 30, 2006	June 30, 2005	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(637,191)	$(13,854)	$(623,337)
Investing activities	$(67,039)	$(312)	$(66,727)
Financing activities	$821,238	$25,000	$796,238

	As of		Increase
	June 30, 2006	June 30, 2005	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$149,512	$32,504	$117,008

Accounts receivable	$56,107	$71,751	$(15,644)

Accounts payable and accrued expenses	$1,348,419	$1,380,208	$(31,789)

Liquidity

Brendan has historically financed its operations through debt and equity financings. At June 30, 2006, we had cash holdings of $149,512, an increase of $117,008 compared to June 30, 2005. Our net working capital deficit at June 30, 2006, was $1,559,809 compared to $4,221,288 as of June 30, 2005. In June and July 2006, we issued 8% convertible debentures with attached common stock purchase warrants for $125,000 and $900,000, net of costs, respectively.

These financial statements have been prepared on a going concern basis. However, during the year ended June 30, 2006 and the transitional period ended June 30, 2005, the Company incurred net losses of $845,393 and $164,772, respectively, and had an accumulated deficit of $6,241,709 and $5,396,316, at June 30, 2006 and 2005, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings.

On December 29, 2005, Omni, immediately following the reverse merger, sold its operating subsidiaries to their original founders for a note receivable of $770,000. The note was subsequently discounted to $498,000 of which $98,000 was advanced to Brendan to cover a portion of the costs associated with the reverse merger and $398,498 was received in cash as of June 30, 2006. In addition, Brendan’s noteholders converted $2,654,198 of notes payable and accrued interest into 4,352,879 common shares of Omni. Brendan’s shareholders converted 4,754,709 shares of common stock into 19,018,836 common shares of Omni. An additional 900,000 shares of Omni’s common stock was issued to individuals who participated in the reverse merger. The cash proceeds from the sale of the note will be insufficient to meet the Company’s ongoing liquidity requirements. Therefore, the Company will need to seek additional financing to meet its liquidity requirements. In June and July 2006 we issued 8% convertible debentures with attached common stock purchase warrants for $125,000 and $900,000, net of costs, respectively.

Management plans to continue to provide for its capital needs during the twelve months ending June 30, 2007, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our historical financial statements but could have a material impact on our financial statements issued after January 2006.

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

The Company has worker’s compensation and general liability insurance but does not have professional liability insurance at this time.

The Company does intend to purchase such insurance when funds become available if management concludes that the benefit of having such a policy outweighs its cost. Any professional liability claims made prior to acquiring such insurance or for amounts exceeding the coverage after the insurance is purchased, could have an adverse material effect on the Company. In addition, the Company will purchase a key man life insurance policy naming Dr. John Dunn II as the insured and the Company as the beneficiary if management concludes that the benefit of having such a policy outweighs its cost. The Company further intends to purchase director and officer liability insurance when management decides that funds are available in order to attract additional directors and officers.

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

We have never paid cash dividends on our Common Stock, and do not anticipate that we will pay cash dividends in the foreseeable future.

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

We may be effected by changes in Securities Laws and Regulations

We have made, and will need to continue to make, changes in our corporate governance and securities disclosure and compliance practices as a result of the Sarbanes-Oxley Act of 2002. The SEC and the NASD have enacted, and we expect will continue to enact, new rules on a variety of subjects as a result of the Sarbanes-Oxley Act of 2002. While we believe that we can ultimately comply with the new legislated requirements associated with being a public company, compliance with the Sarbanes-Oxley Act of 2002 will increase our costs and may present new challenges and risks. These developments could also possibly make it more difficult and more expensive to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage for our officers and directors, which may make it more difficult for us to attract and retain qualified board members or executive officers. We are currently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs that may be incurred as a result of the Sarbanes-Oxley Act of 2002.

Shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We have 25,498,794 common shares outstanding, of which only 1,227,079 are freely tradeable or saleable under Rule 144. Of the balance of the outstanding common shares, 8,454,479 will be saleable under Rule 144 as of December 29, 2006 and the remaining 15,817,236 will be saleable under Rule 144 as of December 29, 2007 unless a portion or all of the shares are included in a registration statements previous to those two dates. We also may have up to 11,443,001 additional shares which could be outstanding following conversions of debentures, exercise of warrants and exercise of stock options. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

There is a limited but potentially volatile trading market in our common stock, which may adversely affect our stock price.

Our common stock trades on the Electronic Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

•	The lack of readily available price quotations;

•	The absence of consistent administrative supervision of “bid” and “ask” quotations;

•	Lower trading volume; and

•	Market conditions.

There could be wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our securities.

Because our common stock is classified as “penny stock,” trading in it could be limited, and our stock price could decline.

Our common stock falls under the definition of “penny stock” because our net tangible assets are below $2,000,000. As a result, trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share, other than a security that is registered on a national exchange or included for quotation on the Nasdaq system, unless the issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and

•
Monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 29, 2005, Omni completed the acquisition of substantially all the assets of Brendan Sub pursuant to the Merger Agreement and completed the disposition of substantially all the assets of Omni-Washington and Butler pursuant to the Stock Purchase Agreement. On December 29, 2005, Omni provided notice to Harper & Pearson Company (“Harper & Pearson”) that they would no longer be retained as Omni’s independent registered accounting firm. Harper & Pearson’s reports on the consolidated financial statements of Omni and its subsidiaries for the two most recent fiscal years ended June 30, 2005, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On December 29, 2005, the Board of Directors of Omni elected to engage Farber Hass Hurley McEwen LLP (“FHHM”) to serve as Omni’s independent registered accounting firm.

On December 29, 2005, Omni was informed that it had been accepted as a client of FHHM.

During the Company's two most recent fiscal years ended June 30, 2005 and the subsequent interim period through December 29, 2005, there were no disagreements between Omni and Harper & Pearson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Harper & Pearson's satisfaction, would have caused them to make reference to the subject matter of the disagreement in their reports on the financial statements for such years.

Omni has authorized Harper & Pearson to respond fully to the inquiries of FHHM concerning the subject matter of the reportable event and has provided Harper & Pearson with a copy of the foregoing disclosures. Attached as Exhibit 99.3 to our Current Report on Form 8-K filed on January 5, 2006 is a copy of Harper & Pearson's letter, dated January 4, 2006, stating its agreement with the statements related to it.

During Omni's two most recent fiscal years ended June 30, 2005, and the subsequent interim period through December 29, 2005, Omni did not consult FHHM with respect to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on Omni’s consolidated financial statements, or any other matters of reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Brendan that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Act, within 90 days prior to the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Change in Internal Controls.

There have been no significant changes made in the internal controls and there were no other factors that could significantly affect our internal controls during the fourth quarter of the fiscal year covered by this report.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at June 30, 2006:

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

John R. Dunn II	55	Chairman, Chief Executive Officer, President, and Director
George Dunn	49	Secretary, Chief Operating Officer
Lowell W. Giffhorn	59	Chief Financial Officer and Director
Theo Vermaelen	52	Director
Stephen Eisold	59	Director
Jason Booth	40	Director

The business experience of each of our executive officers and directors is set forth below.

John R. Dunn II is the founder of Brendan and has served as the Chairman, Chief Executive Officer, President and Director of Brendan since 1997. Dr. Dunn has had extensive experience in hospital and clinical laboratories, including bio-science laboratories. He has set up and run a reference laboratory specializing in immunoassays and been a consultant in immunoassay development and statistics for several clinical and hospital laboratories. Dr. Dunn obtained a Ph.D. in Biology from Wayne State University, Detroit, MI, in 1987 and he obtained a B.S. in Biology from Wayne State University in 1974.

George Dunn has served as the Secretary and Chief Operating Officer of Brendan since 1997. Mr. Dunn has extensive experience in marketing and sales and the implementation of strategic plans, market segment analysis, promotions, sales and sales support development. Mr. Dunn received his B.A. in Communication Arts from Michigan State University in 1981.

Lowell W. Giffhorn has served as our Chief Financial Officer since October 2005. Since July 2005, Mr. Giffhorn also serves as the Chief Financial Officer of Imagenetix, Inc., a publicly held nutritional supplement company. Mr. Giffhorn was the Chief Financial Officer of Patriot Scientific Corp., a publicly held semiconductor and intellectual property company, from May 1997 to June 2005 and was a member of its Board of Directors from August 1999 to April 2006. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

Theo Vermaelen has served as a Director since December 2005. Since 2001, Dr. Vermaelen has been the Schroders Chaired Professor of International Finance and Asset Management at INSEAD, a business school with campuses in Fontainebleau, France and Singapore. From 1998 to 2003, Dr. Vermaelen was portfolio manager of the KBC equity buyback fund. Dr. Vermaelen has taught at the University of British Columbia, the Catholic University of Leuven, London Business School, UCLA, the University of Chicago, and Maastricht University. He is the co-editor of the Journal of Empirical Finance. He is also a consultant to various corporations and government agencies and Program Director of the Amsterdam Institute of Finance, a training institute for investment bankers and other financial professionals. Dr. Vermaelen obtained his M.B.A. in 1976 and Ph.D. in Finance in 1980 from the Graduate School of Business, University of Chicago.

Stephen C. Eisold has served as a Director since December 2005. From February 2001 to November 2005, Mr. Eisold was the Chief Executive Officer of Brendan. From 1998 to 2001, Mr. Eisold was the Chief Executive Officer at Axiom Biotechnologies, Inc. From 1996 to 1998, Mr. Eisold was the Executive Vice President and Chief Operating Officer at Cypros Pharmaceutical. Previously Mr. Eisold was the General Manager of North America Pharmaceuticals for Gensia and before which he held various marketing and business development positions with Marion Laboratories. Mr. Eisold obtained a M.B.A. degree from Rockhurst College, Kansas City, MO, in 1981 and a B.S. in Biology from Springfield College, Springfield, MA, in 1968.

Jason Booth has served as a Director since August 2006. Since 1999, Mr. Booth has been the owner of Booth Publications, Inc., which focuses on sales and marketing campaigns primarily for the pharmaceutical industry. For the five years previous to that, Mr. Booth provided executive recruiting and retention consulting services for large and small company human resource departments as an Account Manager for Pro Staff Personnel Services. Mr. Booth is also on the board of directors of the Potawatomi Business Development Corporation, who in July 2006, purchased from us a $1 million 8% convertible debenture with attached common stock purchase warrants. He is also a tribal member of the Turtle Mountain Band of Chippewa Indians. Mr. Booth obtained a B.S. in English from the University of Minnesota in 1989.

John R. Dunn II and George Dunn are brothers.

Committees of the Board of Directors

Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. The Audit Committee, which met two times during 2006, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2006, the Audit Committee consisted of Mr. Vermaelen (Chairman) and Mr. Giffhorn.

The Board of Directors has determined that Mr. Vermaelen is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board's conclusions regarding the qualifications of Mr. Vermaelen as an audit committee financial expert were based on his experience at financial and educational institutions and his doctoral degree in finance.

Code of Ethics

Brendan has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2006.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by the rules and regulations of the Commission to furnish us with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period December 29, 2005 through September 15, 2006, Mr. Eisold and Mr. Booth, directors of the Company, each failed to file timely Form 3s with the SEC to report initial beneficial ownership.

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our chief executive officer and the most highly compensated executive officers whose salaries and bonus exceeded $100,000 (each a “Named Officer”) for the fiscal years ended June 30, 2006, 2005, and 2004. The information provided for the periods prior to the reverse merger is for employment with Brendan Sub.

SUMMARY COMPENSATION TABLE

	Annual Cash Compensation			Long-Term Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary	Bonus	(# of Shares)	Compensation

John Dunn	2006	$108,000	Nil	100,000	None
President and CEO	2005	$108,000	Nil	None	None
	2004	$108,000	Nil	None	None

George Dunn	2006	$102,000	Nil	60,000	None
VP and COO

Aggregated Option Exercise and Fiscal Year-End Option Values

There were no exercises of stock options for the fiscal year ended June 30, 2006 by any of the Named Officers. Shown below is information on fiscal year-end values under the Company's Stock Option Plan to the officers reflected in the Summary Compensation Table shown above.

			Number of Unexercised		Value of Unexercised
	Shares		Options Held At		In-The-Money Options At
	Acquired on	Value	June 30, 2006		June 30, 2006
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John R. Dunn II	-	-	70,000	30,000	$-	$-

George Dunn	-	-	830,000	30,000	$148,000	$-

The fair market value of the unexercised in-the-money options at June 30, 2006 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on June 30, 2006, $0.26. The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

Compensation of Directors

We reimburse our directors for any travel related expenses incurred in performing their duties as directors. In addition, we granted stock options to each of Messrs. Dunn, Giffhorn, Vermaelen, and Eisold in the amount of 100,000 shares. Subsequent to June 30, 2006, we granted a stock option to Mr. Booth for 50,000 shares.

Employment Contracts

In November 2004, we entered into an employment agreement with our Chairman, President and Chief Executive Officer, Dr. John Dunn II, which expires on November 1, 2011. The employment agreement provides for an annual salary of $108,000. The agreement also provides that we may terminate the agreement with 30 days written notice if termination is without cause. Our obligation would be to pay Dr. Dunn monthly payments equal to his base salary for 24 months. In addition, all of Dr. Dunn’s options would immediately vest. The agreement also provides that Dr. Dunn can terminate employment if we merge with or consolidate with another entity, or we are subject in any way to a transfer of a substantial amount of our assets, resulting in the assets, business or operations of ours being controlled by an entity or individual other than Brendan.

In November 2004, we entered into an employment agreement with our Vice President of Marketing and Chief Operating Officer, George Dunn, which expires on November 1, 2011. The employment agreement provides for an annual salary of $96,000. The annual salary was increased to $108,000 as of January 1, 2006. The agreement also provides that we may terminate the agreement with 30 days written notice if termination is without cause. Our obligation would be to pay Mr. Dunn monthly payments equal to his base salary for 24 months. In addition, all of Mr. Dunn’s options would immediately vest. The agreement also provides that Mr. Dunn can terminate employment if we merge with or consolidate with another entity, or we are subject in any way to a transfer of a substantial amount of our assets, resulting in the assets, business or operations of ours being controlled by an entity or individual other than Brendan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of September 30, 2006, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 2236 Rutherford Road, Suite 107, Carlsbad, California 92008.

		Shares of Common	Percentage
		Stock Beneficially	of Outstanding
Name	Postion with the Company	Owned (1) (2)	Shares

Executive Officers and
Directors

John R. Dunn II (3)	Chairman of the Board,	4,950,000	19.4%
	Chief Executive Officer,
	Chief Technical Officer and
	Director

George Dunn (4)	Vice President, Secretary	2,246,000	8.5%
	and Chief Operating Officer

Lowell W. Giffhorn (5)	Vice President, Chief	370,000	1.4%
	Financial Officer and Director

Theo Vermaelen (6)	Director	844,359	3.3%

Steven Eisold (7)	Director	669,494	2.6%

Jason Booth (8)	Director	25,000	*

All Exective Officers and		9,104,853	35.3%
Directors as a Group
(6 persons) (9)

Greater than 5% Owners

Potawatomi Business		6,000,000	Note 10
Development Corp.

Robert Tabor		4,730,589	18.6%

Robert Kirk (11)		1,849,658	7.3%

Massoud Kharrazian		1,487,136	5.8%

* Less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.

(3)	Comprised of 4,880,000 shares and 70,000 stock options.

(4)	Comprised of 1,416,000 shares and 830,000 stock options.

(5)	Comprised of 70,000 stock options, 200,000 common stock purchase warrants and 100,000 shares issuable on the conversion of a debenture.

(6)	Comprised of 654,359 shares, 70,000 stock options, 80,000 common stock purchase warrants and 40,000 shares issuable on the conversion of a debenture.

(7)	Comprised of 599,494 shares and 70,000 stock options.

(8)	Comprised of 25,000 stock options.

(9)	Comprised of 7,549,853 shares, 1,1355,000 stock options, 280,000 common stock purchase warrants and 140,000 shares issuable on the conversion of a debenture.

10)
The shares issuable to Potawatomi Business Development Corp. (PBDC) on the conversion of debentures or the exercise of warrants would not be deemed beneficially owned (due to exercise restrictions within the debentures and warrants) within the meaning of Sections 13(d) and 13(g) of the Exchange Act to the extent that their acquisition in a debenture conversion or a warrant exercise by PBDC would cause PBDC to own in excess of 4.99% of our outstanding common stock immediately following such conversion or exercise. By the terms of the debentures and warrants, the 4.99% limitation may be increased to a maximum of 9.99% if the Company accepts a tender offer and a change in control takes place. Therefore, it is expected that PBDC will not beneficially own more than 9.99% of our outstanding common stock at any time. Carol Leese has ultimate voting and/or investment control over the securities owned by PBDC.

11)
Comprised of 56,458 shares issued as a result of a private placement by Mr. Kirk and 1,793,200 shares related to an agreement in 1999 in which an investment banking firm, of which Mr. Kirk was a principal, was obligated to use its best efforts to secure private placement financings and underwrite an initial public offering for the Company. Although outstanding on the records of the Company, Mr. Kirk is not entitled to the 1,793,200 shares and the Company has not issued, and does not presently intend to issue, these shares to Mr. Kirk.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensaton plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,622,334	$0.55	2,877,666

Equity compensation plans not approved by security holders	720,667	$2.00	-

Total	5,343,001	$0.75	2,877,666

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2006 we entered into 8% Convertible Debentures with attached common stock purchase warrants with Mr. Giffhorn, an executive officer and director, and Mr. Vermaelen, a director, aggregating $70,000. The Convertible Debentures mature in two years and the common stock purchase warrants are exercisable from 1 to 5 years with exercise prices ranging form $0.60 to $1.00.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties

ITEM 13.     EXHIBITS.

(a)  The following documents are filed as a part of this Report:

1.   Financial Statements. The following consolidated financial statements and Report of Independent Registered Certified Public Accounting Firm is included in Part II of this Report:

Report of Farber Hass Hurley & McEwen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of June 30, 2006 and 2005

Consolidated Statements of Operation- Year Ended June 30, 2006 and Six Months Ended June 30, 2005 (transition period)

Consolidated Statement of Stockholders' Equity- Year Ended June 30, 2006 and Six Months Ended June 30, 2005 (transition period)

Consolidated Statements of Cash Flows- Year Ended June 30, 2006 and Six Months Ended June 30, 2005 (transition period)

Notes to Consolidated Financial Statements

2.  Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Document

3.0	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of the Company, as amended November	(1)
	30, 1994, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to
	Registration Statement on Form SB-2 dated December 22, 1994

3.2	Certificate of Designation of Series A Redeemable Convertible Preferred	(1)
	Stock incorporated by reference to Exhibit 3.2 to Registration Statement on
	Form SB-2 dated October 12, 1994

3.3	Certificate of Designation of Series B Redeemable Convertible Preferred	(1)
	Stock incorporated by reference to Exhibit 3.2 to Registration Statement on
	Form SB-2 dated October 12, 1994

3.4	Bylaws of the Company incorporated by reference to Exhibit 3.4 to	(1)
	Registration Statement on Form SB-2 dated October 12, 1994

3.5	Certificate of Amendment of Articles of Incorporation dated May 16, 2006	(2)

4.0	Instruments Defining the Rights of Security Holders, Including Debentures

4.1	Agreement and Plan of Merger among Omni U.S.A., Inc., Omni Merger Sub, Inc.,	(1)
	Edward Daniel, Jeffrey Daniel and Brendan Technologies, Inc. dated as of
	December 29, 2005 incorporated by reference to Exhibit 4.1 to Current Report
	on Form 8-K dated January 5, 2006

4.2	Stock Purchase Agreement by and among Jeffrey K. Daniel, Craig L. Daniel, and	(1)
	Edward Daniel, as the Purchases, and Omni U.S.A., Inc., as the Seller, dated as
	of December 29, 2005 incorporated by reference to Exhibit 4.2 to Current Report
	on Form 8-K dated January 5, 2006

4.3	Amendment to Loan and Related Agreements and Waiver of Default (PACCAR)	(1)
	incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated
	January 5, 2006

4.4	Amendment to Loan and Related Agreements and Waiver of Default (Textron)	(1)
	incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated
	January 5, 2006

4.5	Promissory Note between Jeffrey K. Daniel, Craig L. Daniel, and Edward Daniel,	(1)
	collectively the Borrowers, and Omni U.S.A., Inc. with a maturity date of
	December 29, 2008 incorporated by reference to Exhibit 4.5 to Current Report
	on Form 8-K dated January 5, 2006

4.6	2006 Equity Incentive Plan incorporated by reference to Exhibit 4.1 to	(1)
	Registration Statement on Form S-8 dated June 15, 2006

4.7	Form of Securities Purchase Agreement incorporated by reference to Exhibit 4.7	(1)
	to Current Report on Form 8-K dated July 18, 2006

4.8	Form of 8% Convertible Debenture incorporated by reference to Exhibit 4.8	(1)
	to Current Report on Form 8-K dated July 18, 2006

Exhibit No.	Document

4.9	Form of Registration Rights Agreement incorporated by referecne to Exhibit 4.9	(1)
	to Current Report on Form 8-K dated July 18, 2006

4.10	Form of Warrant incorporated by reference to Exhibit 4.10 to Current Report on	(1)
	Form 8-K dated July 18, 2006

10.0	Material Contracts

10.1	John R. Dunn II Employment Contract dated November 1, 2004 incorporated by	(1)
	reference to Exhibit 10.1 to Current Report on Form 8-K dated January 5, 2006

10.2	George Dunn Employment Contract dated November 1, 2004 incorporated by	(1)
	reference to Exhibit 10.1 to Current Report on Form 8-K dated January 5, 2006

14.0	Code of Ethics

14.1	Code of Ethics	(2)

21.0	Subsidiaries of the small business issuer

21.1	Subsidiaries of the small business issuer	(2)

31.0	Rule 13a-14(a)/15d-14(a) Certifications

31.1	302 Certification of John R. Dunn II	(2)

31.2	302 Certification of Lowell W. Giffhorn	(2)

32.0	Section 1350 Certifications

32.1	906 Certification of John R. Dunn II	(2)

32.2	906 Certification of Lowell W. Giffhorn	(2)

	(1) Previously filed in indicated registration statement or report
	(2) Exhibit filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Brendan by its principal accountant for the fiscal year ended June 30, 2006 and the six months ended June 30, 2005 (transitional period):

	Farber Hass Hurley & McEwen LLP

Fee category	2006	2005

Audit fees	$16,250	$5,975

Audit-related fees	$-	$-

Tax fees	$-	$-

All other fees	$-	$-

Total fees	$16,250	$5,975

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, Farber Hass Hurley & McEwen LLP (“FHHM”) are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by FHHM in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage FHHM to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on FHHM’s independence. The full Audit Committee pre-approved all services provided by FHHM in fiscal 2006.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee approved that the Board of Directors include our audited financial statements in our Annual Report on Form 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Brendan Technologies, Inc. (formerly known as Omni U.S.A., Inc.)
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Brendan Technologies, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2006 and the six months ended June 30, 2005 (transition period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brendan Technologies, Inc. as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the year ended June 30, 2006 and the six months ended June 20, 2005 (transition period), in conformity with accounting principles generally accepted in the United States..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $845,000 in the current year, has negative working capital of approximately $1,560,000, and is in default on its convertible notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Farber Hass Hurley McEwen LLP

/s/ Farber Hass Hurley McEwen LLP

Camarillo, California
August 25, 2006

Brendan Technologies, Inc.
Consolidated Balance Sheets

June 30,	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$149,512	$32,504
Accounts receivable, net	56,107	71,751
Prepaid expenses	301	712

Total current assets	205,920	104,967

Property and equipment, net	72,740	12,361

Deposits	8,190	7,808

	$286,850	$125,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable in default	$255,000	$1,947,972
Accrued interest in default	78,217	932,914
Accounts payable	161,430	147,657
Accrued wages	772,030	900,729
Accrued interest	414,959	331,822
Deferred revenue	77,651	62,997
Current portion of lease obligations	6,442	2,164

Total current liabilities	1,765,729	4,326,255

Long term portion of lease obligations	10,996	9,836

8% Convertible debentures net of debt discount	23,002	-
8% Convertible debentures net of debt discount - related parties	83,652	-

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 25,498,794 and 4,687,209 issued and
outstanding at June 30, 2006 and 2005, respectively	127,366	23,413
Additional paid in capital	4,517,814	1,161,948
Accumulated deficit	(6,241,709)	(5,396,316)
Total stockholders' deficit	(1,596,529)	(4,210,955)
	$286,850	$125,136

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Brendan Technologies, Inc.
Consolidated Statements of Operation

	Year Ended	Six Months Ended
Periods Ended June 30,	2006	2005

Revenue	$681,337	$419,526

Selling expenses	103,190	65,173
General and administrative expenses	1,215,966	352,614
	1,319,156	417,787

Income (loss) from operations	(637,819)	1,739

Other expense
Interest expense	(207,574)	(166,511)

Loss before provision for income taxes	(845,393)	(164,772)

Provision for income taxes	-	-

Net loss	$(845,393)	$(164,772)

Basic and diluted loss per share	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	15,146,106	4,686,951

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Brendan Technologies, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
			Additional	Retained	Stockholders'
	Common Stock		Paid	Earnings	Equity
Periods Ended June 30, 2006 and 2005	Shares	Amount	in Capital	(Deficit)	(Deficit)

Balance, January 1, 2005	4,678,876	$23,371	$1,136,990	$(5,231,544)	$(4,071,183)

Issuance of common stock at $3.00
per share	8,333	42	24,958	-	25,000
Net (loss) for the six months ended
June 30, 2005	-	-	-	(164,772)	(164,772)
Balance, June 30, 2005	4,687,209	$23,413	$1,161,948	$(5,396,316)	$(4,210,955)

Issuance of common stock at $3.00
per share	67,500	337	202,163	-	202,500
Offering costs paid in cash	(31,875)	-	(31,875)
Brendan shares converted to Omni at 4 to 1	14,264,127	71,248	(71,248)	-	-
Brendan notes payable and accrued interest
converted to Omni stock	4,352,879	21,743	2,632,455	-	2,654,198
Omni common shares issued in payment of
Brendan accounts payable related to merger	100,000	500	34,500	-	35,000
Omni common shares issued to an
individual as costs of the merger	800,000	3,996	(3,996)	-	-
Omni shares previously outstanding
recapitalized due to the merger	1,227,079	6,129	(6,129)	-	-
Sale of previous Omni operating subsidiaries
treated as contributed capital	-	-	498,000	-	498,000
Value of warrants and stock options issued	-	-	101,996	-	101,996
Net (loss) for the year ended
June 30, 2006	-	-	-	(845,393)	(845,393)

Balance, June 30, 2006	25,498,794	$127,366	$4,517,814	$(6,241,709)	$(1,596,529)

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Brendan Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Six Months Ended
Periods Ended June 30,	2006	2005
Operating activities:
Net loss	$(845,393)	$(164,772)
Adjustments to reconcile net loss
to cash provided by operating activities:
Amortization and depreciation	14,858	2,384
Non cash expense related to warrants
and stock options	83,650	-
Non cash reduction in accounts payable	98,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,644	(62,808)
(Increase) decrease in prepaid expense and other assets	29	-
Increase (decrease) in accounts payable	48,773	(1,915)
Increase (decrease) in accrued liabilities	60,967	234,790
Increase (decrease) in deferred revenue	14,654	(21,533)
Net cash (used in) operating activities	(508,818)	(13,854)
Investing activities:
Purchase of property and equipment	(67,351)	-
Net cash used in investing activities	(67,351)	-
Financing activities:
Principal payments of lease obligations	(2,448)	(312)
Proceeds from notes receivable on sale of Omni divisions	400,000	-
Proceeds from issuance of 8% convertible debentures	125,000	-
Proceeds from issuance of common stock, net of cash
paid for costs	170,625	25,000
Net cash provided by financing activities	693,177	24,688
Net increase (decrease) in cash	117,008	10,834
Cash and cash equivalents, beginning of year	32,504	21,670
Cash and cash equivalents, end of year	$149,512	$32,504

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,708	$7,500
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Property and equipment acquired through lease	$7,886	$12,312
Conversion of Brendan notes payable into common stock	$1,692,972	$-
Conversion of Brendan accrued interest into common stock	$961,226	$-
Issuance of common stock in payment of accounts payable	$35,000	$-
Debt discount on 8% convertible debentures	$18,346	$-

See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements

Note 1 -  Business

Nature of Business

Brendan Technologies, Inc., a Nevada corporation (“we” or “Brendan”) provides software solutions to improve the accuracy, quality control, workflow, and regulatory compliance of immunoassay testing in laboratories in the biopharmaceutical, clinical, research, veterinarian and agricultural industries.

Merger of Brendan Technologies, Inc. into Omni, U.S.A., Inc.

On December 29, 2005, Omni U.S.A., Inc., a Nevada corporation (“Omni”), Omni’s wholly-owned subsidiary Omni Merger Sub, Inc., a Michigan corporation (“Merger Sub”), Jeffrey Daniel and Edward Daniel entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brendan Technologies, Inc., a Michigan corporation (“Brendan Sub”), pursuant to which Merger Sub was merged with and into Brendan Sub and Brendan Sub became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan Sub continued its corporate existence under the laws of the State of Michigan. On September 15, 2006, Omni changed its name to Brendan Technologies, Inc.

Concurrently with the merger, 4,754,709 shares of Brendan Sub common stock outstanding immediately before the merger were converted into 19,018,836 shares of Omni common stock, a four for one ratio. Also concurrently with the merger, (i) 4,352,879 shares of Omni common stock were issued to the holders of Brendan Sub Senior and Bridge Notes totaling $2,654,198 in aggregate principal and interest, a conversion rate of 1.64 shares per $1.00 under such debt; (ii) 900,000 shares of Omni common stock was issued to individuals who participated in the arrangement of the merger.

Common stock options and warrants exercisable into 973,500 shares of Brendan Sub before the merger will become exercisable into 3,894,000 common shares of Omni after the merger. The exercise price of the Omni stock options and warrants was adjusted to 25% of the exercise price of the Brendan Sub stock options and warrants.

Concurrent with entering into the Merger Agreement, on December 29, 2005, Omni entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Jeffrey K. Daniel, Craig L. Daniel and Edward Daniel (“Daniels”) pursuant to which Omni sold to Daniels all of the issued and outstanding shares of capital stock of Omni U.S.A., Inc., a Washington corporation (“Omni-Washington”) and Butler Products Corporation (“Butler”), each of which was previously a wholly-owned subsidiary of Omni, in exchange for a three-year promissory note due on December 29, 2008 in the amount of $672,000 (the “Promissory Note”), which was discounted to $498,000.

Prior to the transactions effected by the Stock Purchase Agreement and Merger Agreement, Omni-Washington and Butler constituted substantially all of Omni’s operations. Following the transactions effected by the Merger Agreement and the Stock Purchase Agreement, Brendan Sub is now our sole wholly-owned subsidiary, and we conduct all our operations through Brendan Sub.

The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the year ended June 30, 2006 and the transitional six month period ended June 30, 2005, the Company incurred net losses of $845,393 and $164,772, respectively, and had an accumulated deficit of $6,241,709 and $5,396,316, at June 30, 2006 and 2005, respectively. In addition, the Company had a working capital deficit of $1,559,809 and is in default on $333,217 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s Plans

Management's plans to eliminate the going concern situation include, but are not limited to, the following:

•	Obtain additional equity or debt financing from investors. Subsequent to June 30, 2006, the Company received net proceeds of $900,000 from the issuance of an 8% convertible debenture.

•
Increase revenue from the sale of its software. The Company is anticipating to release an upgraded version of its software during the next twelve months that will address customer enterprise level requirements.

•	If necessary, the Company will initiate cost cutting programs that would reduce cash requirements.

Note 3 -  Summary of Significant Accounting Policies

Consolidation Policy

The foregoing financial information has been prepared from the books and records of Brendan. Brendan’s consolidated financial statements include the accounts of its wholly-owned subsidiary, Brendan Sub. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Cash and cash Equivalents

Cash and cash equivalents include cash, funds invested in money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Revenue Recognition

The Company recognizes revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. In addition, our invoices may include multiple elements that identify vendor specific objective evidence of fair value for each of those elements. The Company recognizes revenue as follows:

Software- our software is sold with an indefinite license period, and as such, product revenue is recorded at the time of the customer’s acceptance (generally 30 days after shipment which allows for a 30 day return guarantee if the customer is not satisfied with the product), net of estimated allowances and returns.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Post-contract customer support- (“PCS”) obligations are generally for annual services and are recognized over the period of service. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned.

Training and service calls- recognized at the time training or service calls are provided.

Royalties- we recognize revenue from royalties only after the cash has been collected (typically 30 days after the end of the quarter on which the royalty payment is based.)

Licensing- we also derive license revenue from fees for the transfer of proven and reusable intellectual property components. Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property. License fees will be recognized upon the execution of the license agreement and transfer of intellectual property provided no further significant performance obligations exist and collectibility is deemed probable.

Customization revenue- fees related to software service contracts to aid customers in adapting such intellectual property to their particular instruments, which will be performed on a best efforts basis and for which we will receive periodic milestone payments, will be recognized as revenue over the estimated development period, using a cost-based percentage of completion method.

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

Research and Development

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs to maintain and upgrade our software after initial release to our customers are expensed when incurred. Research and development costs were immaterial during each period.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Stock Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

Through December 31, 2005, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," required the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

On December 15, 2005, our Board of Directors accelerated the vesting of 350,000 unvested stock options held by our employees with exercise prices of $3.00 per share. The options would have otherwise vested over various periods through January 2007. Our Board of Directors determined that the acceleration of the vesting of the stock options described above was in the best interests of the company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123(R) became effective. We adopted SFAS 123(R) in January 2006.

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Under the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

	Period Ended June 30,
	2006	2005

Net income (loss), as reported	$(845,393)	$(164,772)
Stock-based employee compensation,
net of tax effects	(57,078)	(27,354)
Proforma net income (loss)	$(902,471)	$(192,126)

Net income (loss) per share:
Basic and diluted- as reported	$(0.06)	$(0.04)
Basic and diluted- proforma	$(0.06)	$(0.04)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model.

Stock options to purchase up to 460,000 shares of common stock were granted to employees and directors subsequent to January 1, 2006 and $83,650 was charged to expense for the year ended June 30, 2006. The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended June 30, 2006: dividend yield of zero percent; expected volatility of 37%; risk-free interest rates of 4.84%, and expected lives of 5 years.

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

For the year ended June 30, 2006 and the transition period ended June 30, 2005, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	June 30,
	2006	2005
		(Post-merger)
Options	4,622,334	3,840,000
Warrants	720,667	358,400
Total	5,343,001	4,198,400

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, notes receivable, accounts payable, notes payable and accrued wages. The book value of all financial instruments is representative of their fair values.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk are primarily cash and accounts receivable. The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of June 30, 2006, the Company had approximately $144,000 in cash on deposit with one bank. Credit risk concentration with respect to receivables is limited due to the geographic dispersion of the Company’s customer base. The Company conducts ongoing credit evaluations but does not obtain collateral or other forms of security. The Company believes its credit policies do not result in significant adverse risk and historically has not experienced significant credit-related losses. The Company had two customers whose balances due at June 30, 2006 exceeded 10% of gross accounts receivable (29% and 18%). At June 30, 2005, the Company had five customers which accounted for 16%, 15%, 11%, 11%, and 10% of the Company’s accounts receivable balances.

The Company is dependent on one customer for the majority of its revenues. This customer accounted for 42% in sales for the year ended June 30, 2006. During the transition period ended June 30, 2005, the Company had two significant customers which accounted for 20% and 13% of sales.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Recently Enacted Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a material impact on our historical financial statements but could have a material impact on our financial statements issued after January 2006.

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 4-  Accounts Receivable

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	June 30,
	2006	2005

Accounts receivable - trade	$61,107	$76,751
Allowance for doubtful accounts	(5,000)	(5,000)

Accounts receivable, net	$56,107	$71,751

Note 5- Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation:

	June 30,
	2006	2005

Computer equipment	$95,047	$29,022
Furniture and fixtures	104,261	98,444
	199,308	127,466

Less accumulated depreciation	126,568	115,105

	$72,740	$12,361

Depreciation expense for the year ended June 30, 2006 and the transition period ended June 30, 2005 was $14,858 and $2,384, respectively.

Note 6- Accrued Wages and Accrued Interest

From 1999 through 2004, employees deferred a portion of their wages accumulating $687,527. This amount plus employee taxes payable thereon remains outstanding at June 30, 2005 and 2006. The outstanding balance accrues interest at the rate of 12% per annum. The amount of accrued interest payable related to the deferred wages equaled $331,822 and $414,723 at June 30, 2005 and 2006. The Company anticipates to pay the accrued wages and interest either in cash or by allowing the employees to convert to common stock. Two of the employees with accumulated wages payable of $352,455 and accrued interest payable of $210,221 are affiliates of the Company.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 7- Convertible Notes Payable in Default

Convertible notes payable, the majority of which were converted into common stock of Brendan consisted of the following:

	June 30,	June 30,
	2006	2005

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
interest at 12% per annum. The notes were converted
into 714,174 shares of the Company's common stock
on December 29, 2005 as the result of a reverse
acquisition.	-	435,472

Unsecured, convertible note payable for $125,000,
which bears interest at a rate of 12% per annum.	125,000	125,000

	$255,000	$1,947,972

In December 2005, two of the individuals who converted their notes to common stock were appointed to the Company’s Board of Directors.

As of June 30, 2006, the holder of the $125,000, 12% note made demand on the Company for full payment. Subsequent to June 30, 2006, the Company paid this note in full.

Note 8- 8% Convertible Debentures

Overview. During June 2006 we sold an aggregate of $125,000 of 8% convertible debentures to a group of five individual investors, two of which are affiliates of the Company. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable quarterly in cash.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at a conversion price equal to $0.50 per share.

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase shares of our common stock. These warrants are exercisable for one to five years from the date of issuance at exercise prices ranging from $0.60 to $1.00 per share.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Restrictions on Use of Funds. We may not pay any cash dividends without the debenture holders prior written approval.

The following table presents the status, as of June 30, 2006, of our convertible debentures:

	As of
	June 30, 2006	June 30, 2005

Convertible debentures issued	$125,000	$-
Less debt discount	(18,346)	-

	106,654	-
Less current portion	-	-

Long term portion	$106,654	$-

Issued to related parties	$83,652	$-

Maturity dates of outstanding convertible debentures

June 2008	$125,000	$-

Note 9- Lease Obligations

Operating Lease

The Company has entered into a two-year building lease for its office commencing in June 2006 and expiring in May 2008 with a one year option to renew. Lease expense for the year ended June 30, 2006 and the transition period ended June 30, 2005 amounted to $71,076 and $32,704, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending June 30,

2007	$58,065
2008	54,835

Total minimum lease payments	$112,900

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 10- Capital Stock

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.004995 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2006.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value. At June 30, 2006, the Company had 25,498,794 shares of common stock issued and outstanding.

During the year ended June 30, 2006, the Company issued 67,500 shares of common stock for proceeds of $202,500 less offering costs of $31,875; reflected 14,264,127 shares to affect a 4 for 1 reverse merger with shareholders of Brendan Sub, issued 4,352,879 shares in exchange for notes payable and accrued expenses to note holders of Brendan Sub, and issued 900,000 shares to individuals who participated in the reverse merger. At the conclusion of the reverse merger, the shareholders of the predecessor corporation held 1,227,079 shares of common stock. Of the 14,264,127 shares discussed above, 12,470,927 have been issued and 1,793,200 are for an individual and relate to a 1999 agreement with an investment banking firm in which the individual was a principal. The individual was obligated to use his best efforts to secure private placement financings and the investment banking firm was to underwrite an initial public offering for the Company. Although outstanding on the records of the Company, the individual is not entitled to these shares and the Company has not issued, and does not presently intend to issue, these shares to the individual.

During the transition period ended June 30, 2005, the Company issued 8,333 shares of common stock for proceeds of $25,000.

Warrants

During the year ended June 30, 2006, the Company issued 500,000 common stock purchase warrants to a group of five individual investors, two of which are affiliates of the Company, related to the issuance of 8% convertible debentures. In addition, the Company issued a common stock purchase warrant for the purchase of 54,000 post-merger shares to one individual who assisted the Company in raising funds. Warrants remain outstanding which were issued by the predecessor company as a result of their financings with an institutional investor. In addition, a warrant exercisable into up to 358,400 post merger shares expired during the year ended June 30, 2006.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

A summary of the status of the warrants granted under various agreements at June 30, 2006 and 2005, and changes during the years then ended is presented below:

	Warrants
	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2004	89,600	$2.25
Outstanding, June 30, 2005	89,600	2.25

Post Merger warrants at 4 for 1	358,400	0.56
Predecessor warrants outstanding	166,667	6.00
Granted	554,000	0.80
Cancelled	(358,400)	0.56
Outstanding, June 30, 2006	720,667	$2.00

Exercisable, June 30, 2005	89,600	$2.25
Exercisable, June 30, 2006	720,667	$2.64

The weighted average grant date fair value of warrants issued during the year ended June 30, 2006 was $0.05.

The Company estimates the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended June 30, 2006: dividend yield of zero percent; expected volatility of 37%, risk-free interest rates of 5.13% to 5.28%; and expected lives of 1 to 5 years.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Warrants

$0.60	250,000	4.98	$0.60	250,000	$0.60
$0.75	54,000	4.13	$0.75	54,000	$0.75
$1.00	250,000	0.98	$1.00	250,000	$1.00
$6.00	166,667	3.01	$6.00	166,667	$6.00
	720,667	3.07	$2.64	720,667	$2.00

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Stock Option Plan

In April 2006 we adopted a Stock Option Plan, which we refer to as the "Plan," which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.

Under the Plan, we have reserved 7.5 million shares underlying stock options for issuance, of which 4,622,334 options have been granted to executive officers, employees and consultants at prices ranging from $0.025 to $6.75 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall received stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

The per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the stock option is granted) of the common stock that any person may purchase under an incentive stock option in any calendar year pursuant to the exercise of incentive stock options will not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the Plan unless the stock option price is at least 110% of the fair market value of the common stock subject to the stock option on the date of grant.

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. During the years ended June 30, 2005 and 2006, there were options granted to purchase up to none and 460,000 shares of common stock.

There also remain outstanding stock options inherited from another stock option plan of the predecessor company which were issued to employees, directors and consultants of the predecessor company.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

A summary of the status of the options granted under the Company’s 2000 stock option plan and other agreements at June 30, 2006 and 2005, and changes during the years then ended is presented below:

The Company estimates the fair value of each stock option at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended June 30, 2006: dividend yield of zero percent; expected volatility of 37%, risk-free interest rates of 4.84%; and expected lives of 5 years.

	Options
	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2004	960,000	$1.25
Outstanding, June 30, 2005	960,000	1.25

Post Merger options at 4 for 1	3,840,000	0.31
Granted	460,000	0.68
Predecessor options outstanding	322,334	3.13
Outstanding, June 30, 2006	4,622,334	0.55

Exercisable, June 30, 2005	660,000	$0.73
Exercisable, June 30, 2006	4,472,334	$0.54

The weighted average grant date fair value of options issued during the year ended June 30, 2006 was $0.28.

A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2006, are presented in the table below:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Options

$0.025	1,520,000	4.77	$0.03	1,520,000	$0.03
$0.125	920,000	4.77	$0.13	920,000	$0.13
$0.64	300,000	4.77	$0.64	150,000	$0.64
$0.75	1,560,000	4.77	$0.75	1,560,000	$0.75
$3.00-6.75	322,334	0.71	$3.13	322,334	$3.13
	4,622,334	4.48	$0.55	4,472,334	$0.55

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 11- Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The temporary differences gave rise to the following deferred tax asset (liability):

	June 30,
	2006	2005
Allowance for bad debts	$2,000	$2,000
Valuation of stock options and warrants	33,000	-
Accrued wages	274,000	274,000
Deferred income	31,000	25,000
Net operating loss carryforwards	2,146,000	1,848,000
Valuation allowance	(2,486,000)	(2,149,000)
Net deferred tax asset	$-	$-

As of June 30, 2006, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for the year ended June 30, 2006 and the transition period ended June 30, 2005 due to reported losses. The valuation allowance increased $337,000 from the prior period.

At June 30, 2006, the Company has federal net operating loss carryforwards of approximately $5,387,000 that expire from 2017 through 2025 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and state net operating loss carryforwards of approximately $4,936,000 that expire from 2010 through 2015.

Note 12- Subsequent Events

In July 2006 the Company issued an 8% convertible debenture with attached common stock purchase warrants for $1,000,000 ($900,000 net of costs) to one institutional investor. If not converted to common stock, the debenture will mature in two years. The debenture can be converted into 2,000,000 shares of common stock at a fixed conversion price of $0.50 per share. The attached common stock purchase warrants have exercise prices of $0.60 per share for 2,000,000 shares which expires in five years and $1.00 per share for 2,000,000 shares which expires in one year.

Also during July 2006, the Company paid in full a $125,000 note payable which had been in default.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRENDAN TECHNOLOGIES., INC.
a Nevada corporation

By:  /s/ JOHN R. DUNN II

John R. Dunn II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN R. DUNN II	Chief Executive Officer,	October 13, 2006
John R. Dunn II	President and Director

/s/ GEORGE DUNN	Chief Operating Officer and Secretary,	October 13, 2006
George Dunn

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	October 13, 2006
Lowell W. Giffhorn	Accounting Officer) and Director

/s/ THEO VERMAELEN	Director	October 13, 2006
Theo Vermaelen

/s/ STEVEN EISOLD	Director	October 13, 2006
Steven Eisold

/s/ JASON BOOTH	Director	October 13, 2006
Jason Booth