Form 10QSB
period 2006-09-30
BRENDAN TECHNOLOGIES INC
filed 2006-11-14
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 0-17493

BRENDAN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0237223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Rutherford Road, Suite 107
Carlsbad, California 92008
(Address of principal executive offices)

Issuer's telephone number (760) 929-7500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value	23,705,594
(Class)	Outstanding at November 14, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Brendan Technologies, Inc.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:	3

Condensed consolidated Balance Sheets as of September 30, 2006 (unaudited) and June 30, 2006	3

Condensed consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited)	4

Condensed consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3. Defaults upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	16

SIGNATURES	17

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$552,904	$149,512
Accounts receivable, net	31,630	56,107
Prepaid expenses	10,566	301

Total current assets	595,100	205,920

Property and equipment, net	79,556	72,740

Deposits	8,190	8,190

	$682,846	$286,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable in default	$130,000	$255,000
Accrued interest in default	82,382	78,217
Accounts payable	98,191	161,430
Accrued wages	772,030	772,030
Accrued interest	455,221	414,959
Deferred revenue	84,478	77,651
Current portion of lease obligations	6,750	6,442

Total current liabilities	1,629,052	1,765,729

Long term portion of lease obligations	9,188	10,996

8% Convertible debentures net of debt discount	833,669	23,002
8% Convertible debentures net of debt discount - related parties	85,692	83,652

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 23,705,594 and 25,498,794 issued and outstanding
at September 30, 2006 and June 30, 2006, respectively	118,409	127,366
Additional paid in capital	4,654,417	4,517,814
Accumulated deficit	(6,647,581)	(6,241,709)
Total stockholders' deficit	(1,874,755)	(1,596,529)
	$682,846	$286,850

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Revenue	$87,395	$109,842

Selling expenses	23,205	26,269
General and administrative expenses	401,059	242,149
	424,264	268,418

Loss from operations	(336,869)	(158,576)

Other expense
Interest expense	(69,003)	(83,722)

Loss before provision for income taxes	(405,872)	(242,298)

Provision for income taxes	-	-

Net loss	$(405,872)	$(242,298)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average
common shares outstanding	23,725,085	4,718,758

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(405,872)	$(242,298)
Adjustments to reconcile net loss
to cash provided by operating activities:
Amortization and depreciation	8,598	1,441
Stock option compensation	18,066	-
Amortization of debt discount	22,287	-
Provision for uncollectible receivables	1,000	-
Changes in assets and liabilities:
Accounts receivable	23,477	35,489
Prepaid expense and other assets	(10,265)	-
Accounts payable	(63,239)	48,494
Accrued liabilities	44,427	30,055
Deferred revenue	6,827	15,290
Net cash used in operating activities	(354,694)	(111,529)
Investing activities:
Purchase of property and equipment	(15,414)	(2,863)
Net cash used in investing activities	(15,414)	(2,863)
Financing activities:
Principal payments of lease obligations	(1,500)	(495)
Principal payments on notes payable in default	(125,000)	-
Proceeds from sale of stock, net of costs	-	170,625
Proceeds from issuance of 8% convertible debentures,
net of costs	900,000	-
Net cash provided by financing activities	773,500	170,130
Net increase in cash and cash equivalents	403,392	55,738
Cash and cash equivalents, beginning of year	149,512	32,504
Cash and cash equivalents, end of period	$552,904	$88,242

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,289	$4,461
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$8,957	$-
Debt discount on 8% convertible debentures	$209,580	$-

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 -  Business

Nature of Business

Brendan Technologies, Inc., a Nevada corporation (the “Company”, “we” or “Brendan”) provides software solutions to improve the accuracy, quality control, workflow, and regulatory compliance of immunoassay testing in laboratories in the biopharmaceutical, clinical, research, veterinarian and agricultural industries.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. Upon adoption the Company does not expect SAB No. 108 to have a material effect on its results of operations, financial condition or cash flows.

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2006 and the year ended June 30, 2006, the Company incurred net losses of $405,872 and $845,393, respectively, and had an accumulated deficit of $6,647,581 and $6,241,709, at September 30 and June 30, 2006, respectively. In addition, as of September 30, 2006, the Company had a working capital deficit of $1,033,952 and is in default on $212,382 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Note 3 - Loss Per Share

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

For the three months ended September 30, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	September 30,
	2006	2005
		(Post-merger)
Options	4,722,334	3,840,000
Warrants	4,920,667	54,000
Total	9,643,001	3,894,000

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4-  Notes Payable In Default

Notes payable in default consisted of the following:

	September 30,	June 30,
	2006	2006
Two unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000
Unsecured, note payable for $125,000,
with interest at a rate of 12% per annum.	-	125,000

	$130,000	$255,000

The above notes which were not converted as part of the reverse merger remain in default.

Note 5- 8% Convertible Debentures

Overview. During June and July, 2006 we sold an aggregate of $1,125,000 of 8% convertible debentures to a group of five individual investors, two of which are affiliates of the Company, and one institutional investor. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable quarterly in cash.

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the status, as of September 30 and June 30, 2006, of our convertible debentures:

	As of
	September 30, 2006	June 30, 2006

Convertible debentures issued	$1,125,000	$125,000
Less debt discount	(205,639)	(18,346)

	919,361	106,654
Less current portion	-	-

Long term portion	$919,361	$106,654

Issued to related parties	$85,692	$83,652

Maturity dates of outstanding
convertible debentures
Year Ending
June 30, 2007	$-	$-
June 30, 2008	125,000	125,000
June 30, 2009	1,000,000	-
	$1,125,000	$125,000

Note 6- Shareholder’s Deficit

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

	Common
	Shares	Dollars

Balance July 1, 2006	25,498,794	$4,645,180

Cancellation of shares	(1,793,200)	-
Costs of raising capital	-	(100,000)
Expense related to vesting of stock options	-	18,066
Non cash debt discount on issuance of
8% convertible debentures, net of amortization	-	209,580

Balance September 30, 2006	23,705,594	$4,772,826

During the three months ended September 30, 2006, the Company cancelled 1,793,200 shares reserved for issuance to an individual as a result of a 1999 agreement with an investment banking firm in which the individual was a principal. The individual was obligated to use his best efforts to secure private placement financings and the investment banking firm was to underwrite an initial public offering for the Company. The Company determined that due to performance the individual was not entitled to these shares.

Warrants

During the three months ended September 30, 2006, the Company issued warrants exercisable into up to 4,000,000 shares of common stock to an institutional investor as part of the issuance of 8% convertible debentures. In addition, the Company issued a warrant for the purchase of up to 200,000 shares to one individual who assisted the Company in raising funds. The Company estimated the fair value of the warrants at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the three months ended September 30, 2006: dividend yield of zero percent; expected volatility of 39%; risk free interest rate of 5.02 to 5.20%; and expected lifes of 1 to 5 years.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In August 2005, Brendan issued a warrant exercisable, after giving effect to the reverse merger on December 29, 2005, into 54,000 shares of the Company’s stock at an exercise price of $.75 per share with an expiration date of five years from the date of grant. The Company estimated the fair value of the warrant at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the three months ended September 30, 2005: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of 4.08%; and expected life of 5 years. The valuation of the warrant, $7,407, was recorded as a stock offering cost.

As of September 30, 2006, 4,920,667 warrants are outstanding at prices ranging from $0.60 to $6.00 per share with expiration dates ranging from 2007 to 2011. Included in the warrants outstanding are 166,667 warrants remaining from the predecessor’s obligations transferred to the Company.

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

Under the Plan, we have reserved 7.5 million shares underlying stock options for issuance to executive officers, employees and consultants of the Company. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

During the three months ended September 30, 2006, the Company issued stock options exercisable into up to 100,000 shares of common stock to an employee and a director of the Company. The Company estimated the fair value of the stock options at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions used for the three months ended September 30, 2006: dividend yield of zero percent; expected volatility of 39%; risk free interest rate of 4.78%; and expected lifes of 5 years.

As of September 30, 2006, 4,722,334 options are outstanding at prices ranging from $0.025 to $4.87 per share with expiration dates ranging from 2006 to 2011. Included in the options outstanding are 322,334 options remaining from the predecessor’s stock option plan.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED JUNE 30, 2006.

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

2. Going Concern

These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2006 and the year ended June 30, 2006, the Company incurred net losses of $405,872 and $845,393, respectively, and had an accumulated deficit of $6,647,581 and $6,241,709, at September 30 and June 30, 2006, respectively. In addition, as of September 30, 2006, the Company had a working capital deficit of $1,033,952 and is in default on $212,382 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

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

As a result of Brendan Sub being the accounting acquirer and the post acquisition financial statements being the historical statements of Brendan Sub, the fiscal year end of Brendan Sub was changed from December 31 to June 30. The Company’s transition period was the six months ended June 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Selected Financial Information
	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)%

Statements of Operations
Revenues	$87,395	$109,842	$(22,447)	-20.4%

Selling expenses	23,205	26,269	(3,064)	-11.7%
General and administrative
expenses	401,059	242,149	158,910	65.6%
Interest expense	69,003	83,722	(14,719)	17.6%
Total expenses	493,267	352,140	141,127	-40.1%

Net (loss)	$(405,872)	$(242,298)	$163,574	67.5%

Net (loss) per basic and
diluted share	$(0.02)	$(0.05)	$(0.03)	-60.0%

Revenues

Revenues for the quarter ended September 30, 2006 decreased $22,447, 20.4%, to $87,395 compared to $109,842 for the quarter ended September 30, 2005. The primary reason for the revenue decrease was approximately $19,000 of customization revenue related to validation and qualification of a particular customer in 2005 did not repeat during 2006. We anticipate that revenue will continue to decline for the next several quarters as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2007.

Selling Expenses

Selling expenses decreased by $3,064, a 11.7% decrease, to $23,205 for the three months ended September 30, 2006 from $26,269 for the three months ended September 30, 2005. This decrease was primarily due to a reduction in commission expense for the three months ended September 30, 2006 related to the customization revenue discussed above.

General and Administrative Expenses

General and administrative expenses increased by $158,910, a 65.6% increase, to $401,059 for the quarter ended September 30, 2006 from $242,149 for the quarter ended September 30, 2005. The primary reasons for the increase were approximately $32,000 increase in consulting expenses associated with becoming a public company which included the retaining of a chief financial officer, $11,000 increase in expenses related to becoming a public company, $18,000 increase in non-cash compensation as a result of expensing employee stock options, and $90,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to version 4.0.

Interest Expense

Interest expense decreased by $14,719, an 17.6% decrease, to $69,003 for the quarter ended September 30, 2006 from $83,722 for the quarter ended September 30, 2005. The primary reason for the decrease was the conversion of notes payable into common stock of Omni in December 2005 partially offset by the increase in interest related to the issuance of 8% convertible debentures.

Capital Resources

	As of
	September 30, 2006	June 30, 2006	Increase (Decrease)
Working Capital

Current assets	$595,100	$205,920	$389,180
Current liabilities	1,629,052	1,765,729	(136,677)
Working capital deficit	$(1,033,952)	$(1,559,809)	$(525,857)

Long-term debt	$928,549	$117,650	$810,899

Stockholders' deficit	$(1,874,755)	$(1,596,529)	$278,226

	Quarter Ended September 30,
	2006	2005	Increase (Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(354,694)	$(111,529)	$243,165
Investing activities	$(15,414)	$(2,863)	$12,551
Financing activities	$773,500	$170,130	$603,370

	As of
	September 30, 2006	June 30, 2006	Increase (Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$552,904	$149,512	$403,392

Accounts receivable	$31,630	$56,107	$(24,477)

Accounts payable and accrued expenses	$1,325,442	$1,348,419	$(22,977)

Liquidity

Brendan has historically financed its operations through debt and equity financings. At September 30, 2006, we had cash holdings of $552,904, an increase of $403,392 compared to June 30, 2006. Our net working capital deficit at September 30, 2006, was $1,033,952 compared to $1,559,809 as of June 30, 2006.

These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2006 and the year ended June 30, 2005, the Company incurred net losses of $405,872 and $845,393, respectively, and had an accumulated deficit of $6,647,581 and $6,241,709, at September 30, 2006 and June 30, 2006, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the three months ended September 30, 2006, the Company issued $900,000 of 8% convertible debentures, net of costs amounting to $100,000.

Management plans to continue to provide for its capital needs during the twelve months ending September 30, 2007, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. Upon adoption the Company does not expect SAB No. 108 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

BRENDAN TECHNOLOGIES, INC. a Nevada corporation

Date: November 14, 2006	By:	/s/ JOHN R. DUNN II
John R. Dunn II Chief Executive Officer (Principal Executive and duly authorized to sign on behalf of the Registrant)