Form 10QSB
period 2006-12-31
BRENDAN TECHNOLOGIES INC
filed 2007-02-14
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value	23,705,594
(Class)	Outstanding at February 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Brendan Technologies, Inc.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006	3

Condensed consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005 (unaudited)	4

Condensed consolidated Statements of Cash Flows for the three and six months ended December 31, 2006 and 2005 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	20

SIGNATURES	20

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$315,313	$149,512
Accounts receivable, net	62,290	56,107
Prepaid expenses	1,357	301

Total current assets	378,960	205,920

Property and equipment, net	81,920	72,740

Other assets	100,424	8,190

	$561,304	$286,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable in default	$130,000	$255,000
Accrued interest in default	86,630	78,217
Accounts payable	52,884	161,430
Accrued wages and vacation	833,268	772,030
Accrued interest	458,490	414,959
Deferred revenue	99,118	77,651
Current portion of lease obligations	7,073	6,442

Total current liabilities	1,667,463	1,765,729

Long term portion of lease obligations	7,293	10,996

8% Convertible debentures net of debt discount	938,084	23,002
8% Convertible debentures net of debt discount - related parties	110,585	83,652

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 23,705,594 and 25,498,794 issued and outstanding
at December 31, 2006 and June 30, 2006, respectively	118,409	127,366
Additional paid in capital	4,925,880	4,517,814
Accumulated deficit	(7,206,410)	(6,241,709)
Total stockholders' deficit	(2,162,121)	(1,596,529)
	$561,304	$286,850

See accompanying notes to unaudtied condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenue	$135,253	$111,806	$222,648	$221,648

Selling expenses	24,756	25,594	47,961	51,863
General and administrative expenses	565,225	272,738	966,284	514,887
	589,981	298,332	1,014,245	566,750

Loss from operations	(454,728)	(186,526)	(791,597)	(345,102)

Other expense
Interest expense	(104,101)	(64,019)	(173,104)	(147,741)

Loss before provision for income taxes	(558,829)	(250,545)	(964,701)	(492,843)

Provision for income taxes	-	-	-	-

Net loss	$(558,829)	$(250,545)	$(964,701)	$(492,843)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.10)

Basic and diluted weighted average
common shares outstanding	23,705,594	5,205,667	23,715,340	4,962,213

See accompanying notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating activities:
Net loss	$(964,701)	$(492,843)
Adjustments to reconcile net loss
to cash provided by operating activities:
Amortization and depreciation	17,650	3,614
Stock option compensation	46,278	-
Amortization of debt discount	50,191	-
Amortization of financing costs	27,421	-
Provision for uncollectible receivables	1,000	-
Changes in assets and liabilities:
Accounts receivable	(7,183)	13,804
Prepaid expense and other assets	(1,056)	(31,911)
Accounts payable	(108,546)	6,722
Accrued liabilities	113,182	28,776
Deferred revenue	21,467	28,171
Net cash used in operating activities	(804,297)	(443,667)
Investing activities:
Purchase of property and equipment	(26,830)	(17,136)
Net cash used in investing activities	(26,830)	(17,136)
Financing activities:
Principal payments of lease obligations	(3,072)	(1,018)
Principal payments on notes payable in default	(125,000)	-
Proceeds from note receivable on sale of Omni divisions	-	281,498
Proceeds from sale of stock, net of costs	-	202,500
Proceeds from issuance of 8% convertible debentures,
net of costs	1,125,000	-
Net cash provided by financing activities	996,928	482,980
Net increase in cash and cash equivalents	165,801	22,177
Cash and cash equivalents, beginning of year	149,512	32,504
Cash and cash equivalents, end of period	$315,313	$54,681

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$95,492	$8,892
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$8,957	$-
Debt discount on 8% convertible debentures	$333,176	$-
Financing costs related to 8% convertible debentures	$119,655	$-
Conversion of Brendan notes payable into common stock	$-	$1,692,972
Conversion of Brendan accrued interest into common stock	$-	$961,226
Issuance of common stock in payment of accounts payable	$-	$35,000

See accompanying notes to unaudited condensed consolidated financial statements.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 -  Business

Nature of Business

Brendan Technologies, Inc., a Nevada corporation (the “Company”, “we” or“Brendan”) provides software solutions to improve the accuracy, quality control, workflow, and regulatory compliance of immunoassay testing in laboratories in the biopharmaceutical, clinical, research, veterinarian and agricultural industries.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary, Brendan Technologies, Inc., a Michigan corporation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2006 and the year ended June 30, 2006, the Company incurred net losses of $964,701 and $845,393, respectively, and had an accumulated deficit of $7,206,410 and $6,241,709, at December 31 and June 30, 2006, respectively. In addition, as of December 31, 2006, the Company had a working capital deficit of $1,288,503 and is in default on $216,630 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the six months ended December 31, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	December 31,
	2006	2005
		(Post-merger)
Options	4,635,000	3,840,000
Warrants	6,060,667	54,000
Total	10,695,667	3,894,000

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

Note 4-  Notes Payable In Default

Notes payable in default consisted of the following:

	December 31,	June 30,
	2006	2006

Two unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000
Unsecured, note payable for $125,000,
with interest at a rate of 12% per annum.	-	125,000
	$130,000	$255,000

The above notes which were not converted as part of the reverse merger remain in default.

Note 5- 8% Convertible Debentures

Overview. During the period of June 20, 2006 through December 31, 2006, we sold an aggregate of $1,350,000 of 8% convertible debentures to a group of thirteen individual investors, two of which are affiliates of the Company, and one institutional investor. Subsequent to December 31, 2006, we sold an additional aggregate of $342,500 of 8% convertible debentures to a group of nine individual investors. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable quarterly in cash. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and recorded a corresponding discount against the carrying value of the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of from 1 to 5 years, an average risk free interest rate of 4.57% to 5.20%, a dividend yield of 0%, and volatility of 39% to 43%. The debt discount attributed to the beneficial conversion feature and value of the warrants issued are amortized over the term of the Convertible Note (2 years) as interest expense. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest at the time of the conversion.

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures.

Restrictions on Use of Funds. We may not pay any cash dividends without the debenture holders prior written approval.

The following table presents the status, as of December 31 and June 30, 2006, of our convertible debentures:

	As of
	December 31, 2006	June 30, 2006

Convertible debentures issued	$1,350,000	$125,000
Less debt discount	(301,331)	(18,346)

	1,048,669	106,654
Less current portion	-	-

Long term portion	$1,048,669	$106,654

Issued to related parties	$110,585	$83,652

Maturity dates of outstanding convertible debentures
Year Ending
June 30, 2007	$-	$-
June 30, 2008	125,000	125,000
June 30, 2009	1,225,000	-
	$1,350,000	$125,000

Note 6- Shareholder’s Deficit

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

	Common
	Shares	Dollars

Balance July 1, 2006	25,498,794	$4,645,180

Cancellation of shares	(1,793,200)	-
Warrant valuation related to financing costs	-	19,655
Non cash issuance of stock options	-	46,278
Non cash debt discount on issuance of
8% convertible debentures, net of amortization	-	333,176

Balance December 31, 2006	23,705,594	$5,044,289

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

During the six months ended December 31, 2006, the Company cancelled 1,793,200 shares reserved for issuance to an individual as a result of a 1999 agreement with an investment banking firm in which the individual was a principal. The individual was obligated to use his best efforts to secure private placement financings and the investment banking firm was to underwrite an initial public offering for the Company. The Company determined that due to performance the individual was not entitled to these shares.

Warrants

During the six months ended December 31, 2006, the Company issued warrants exercisable into up to 4,900,000 shares of common stock to investors as part of the issuance of 8% convertible debentures. In addition, the Company issued a warrant for the purchase of up to 200,000 shares to one individual who assisted the Company in raising funds and a warrant for the purchase of up to 240,000 shares to one individual who is providing investor relations services to the Company. The Company estimated the fair value of the warrants at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the six months ended December 31, 2006: dividend yield of zero percent; expected volatility of 39% to 43%; risk free interest rate of 4.57% to 5.20%; and expected lifes of 1 to 5 years.

In August 2005, Brendan issued a warrant exercisable, after giving effect to the reverse merger on December 29, 2005, into 54,000 shares of the Company’s stock at an exercise price of $.75 per share with an expiration date of five years from the date of grant. The Company estimated the fair value of the warrant at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the six months ended December 31, 2005: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of 4.08%; and expected life of 5 years. The valuation of the warrant, $7,407, was recorded as a stock offering cost.

As of December 31, 2006, 6,060,667 warrants are outstanding at prices ranging from $0.60 to $6.00 per share with expiration dates ranging from 2007 to 2011. Included in the warrants outstanding are 166,667 warrants remaining from the predecessor’s obligations transferred to the Company.

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

During the six months ended December 31, 2006, the Company issued stock options exercisable into up to 310,000 shares of common stock to employees and a director of the Company. The Company estimated the fair value of the stock options at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions used for the six months ended December 31, 2006: dividend yield of zero percent; expected volatility of 39% to 43%; risk free interest rate of 4.62% to 4.78%; and expected lifes of 5 years. During the six months ended December 31, 2006, a stock option that would have been exercisable into up to 297,334 shares expired. The stock option had been issued from the predecessor’s stock option plan.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of December 31, 2006, 4,635,000 options are outstanding at prices ranging from $0.025 to $4.87 per share with expiration dates ranging from 2009 to 2011. Included in the options outstanding are 25,000 options remaining from the predecessor’s stock option plan.

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

We have identified three accounting policies that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

2. Debt Discount

In determining the accounting treatment to be used for our convertible debentures and associated stock warrants we relied upon Emerging Issues Task Force Issue (EITFI) 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITFI 00-27 "Application of Issue No. 98-5 to Certain Convertible Securities." We issue warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on expected fair value at issuance and the estimated fair value and any beneficial conversion feature expense is recorded as debt discount. The debt discount is amortized to non-cash interest over the life of the debenture assuming the debenture will be held to maturity which is normally 2 years. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest at the time of the conversion.

3. Going Concern

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2006 and the year ended June 30, 2006, the Company incurred net losses of $964,701 and $845,393, respectively, and had an accumulated deficit of $7,206,410 and $6,241,709, at December 31 and June 30, 2006, respectively. In addition, as of December 31, 2006, the Company had a working capital deficit of $1,288,503 and is in default on $216,630 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

Results of Operations

On December 29, 2005, the Company completed the acquisition of substantially all the assets of Brendan Sub pursuant to a Merger Agreement and completed the disposition of substantially all the assets of Omni-Washington and Butler pursuant to a Stock Purchase Agreement. As a result of these transactions and the issuance of common stock to the shareholders, noteholders and individuals who assisted in the merger, Brendan Sub, a now wholly-owned subsidiary of the Company, became the accounting acquirer and the transaction was accounted for as a reverse merger acquisition.

As a result of Brendan Sub being the accounting acquirer and the post acquisition financial statements being the historical statements of Brendan Sub, the fiscal year end of Brendan Sub was changed from December 31 to June 30. The Company’s transition period was the six months ended June 30, 2005.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Selected Financial Information

	Three Months Ended December 31,		Increase
	2006	2005	(Decrease)%

Statements of Operations
Revenues	$135,253	$111,806	$23,447	21.0%

Selling expenses	24,756	25,594	(838)	-3.3%
General and administrative
expenses	565,225	272,738	292,487	107.2%
Interest expense	104,101	64,019	40,082	-62.6%
Total expenses	694,082	362,351	331,731	91.5%

Net (loss)	$(558,829)	$(250,545)	$308,284	123.0%

Net (loss) per basic and
diluted share	$(0.02)	$(0.05)	$(0.03)	-60.0%

Revenues

Revenues for the quarter ended December 31, 2006 increased $23,447, 21.0%, to $135,253 compared to $111,806 for the quarter ended December 31, 2005. The primary reason for the revenue increase was approximately $16,000 increase in maintenance and support plus approximately $11,000 increase in training revenues. We anticipate that revenue will decline for the next several quarters as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2007.

Selling Expenses

Selling expenses decreased by $838, a 3.3% decrease, to $24,756 for the three months ended December 31, 2006 from $25,594 for the three months ended December 31, 2005. This decrease was primarily due to a reduction in commission expense for the three months ended December 31, 2006 related to the customer validation.

General and Administrative Expenses

General and administrative expenses increased by $292,487, a 107.2% increase, to $565,225 for the quarter ended December 31, 2006 from $272,738 for the quarter ended December 31, 2005. The primary reasons for the increase were approximately $38,000 increase in expenses related to investor relations, $11,000 increase in expenses related to becoming a public company, $28,000 increase in non-cash compensation as a result of expensing employee stock options, and $208,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to an enterprise version.

Interest Expense

Interest expense increased by $40,082, a 62.6% increase, to $104,101 for the quarter ended December 31, 2006 from $64,019 for the quarter ended December 31, 2005. The primary reason for the increase was the increase in interest related to the issuance of 8% convertible debentures partially offset by the conversion of notes payable into common stock of Omni in December 2005.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Selected Financial Information

	Six Months Ended December 31,		Increase
	2006	2005	(Decrease)%

Statements of Operations
Revenues	$222,648	$221,648	$1,000	0.5%

Selling expenses	47,961	51,863	(3,902)	-7.5%
General and administrative
expenses	966,284	514,887	451,397	87.7%
Interest expense	173,104	147,741	25,363	-17.2%
Total expenses	1,187,349	714,491	472,858	66.2%

Net (loss)	$(964,701)	$(492,843)	$471,858	95.7%

Net (loss) per basic and
diluted share	$(0.04)	$(0.10)	$(0.06)	-60.0%

Revenues

Revenues for the six months ended December 31, 2006 remained stable at $222,648 compared to $221,648 for the six months ended December 31, 2005. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2007.

Selling Expenses

Selling expenses decreased by $3,902, a 7.5% decrease, to $47,961 for the six months ended December 31, 2006 from $51,863 for the six months ended December 31, 2005. This decrease was primarily due to a reduction in commission expense for the six months ended December 31, 2006 related to customer validation.

General and Administrative Expenses

General and administrative expenses increased by $451,397, an 87.7% increase, to $966,284 for the six months ended December 31, 2006 from $514,887 for the six months ended December 31, 2005. The primary reasons for the increase were approximately $39,000 increase in consulting expenses associated with becoming a public company which included the retaining of a chief financial officer, $15,000 increase in expenses related to becoming a public company, $46,000 increase in non-cash compensation as a result of expensing employee stock options, and $306,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to an enterprise version.

Interest Expense

Interest expense increased by $25,363, a 17.2% increase, to $173,104 for the six months ended December 31, 2006 from $147,741 for the six months ended December 31, 2005. The primary reason for the increase was the increase in interest related to the issuance of 8% convertible debentures partially offset by the conversion of notes payable into common stock of Omni in December 2005.

Capital Resources

	As of		Increase
	December 31, 2006	June 30, 2006	(Decrease)
Working Capital

Current assets	$378,960	$205,920	$173,040
Current liabilities	1,667,463	1,765,729	(98,266)
Working capital deficit	$(1,288,503)	$(1,559,809)	$(271,306)

Long-term debt	$1,055,962	$117,650	$938,312

Stockholders' deficit	$(2,162,121)	$(1,596,529)	$565,592

	Six Months Ended December 31,		Increase
	2006	2005	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(804,297)	$(443,667)	$360,630
Investing activities	$(26,830)	$(17,136)	$9,694
Financing activities	$996,928	$482,980	$513,948

	As of		Increase
	December 31, 2006	June 30, 2006	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$315,313	$149,512	$165,801

Accounts receivable	$62,290	$56,107	$6,183

Accounts payable and accrued expenses	$1,344,642	$1,348,419	$(3,777)

Liquidity

Brendan has historically financed its operations through debt and equity financings. At December 31, 2006, we had cash holdings of $315,313, an increase of $165,801 compared to June 30, 2006. Our net working capital deficit at December 31, 2006, was $1,208,503 compared to $1,559,809 as of June 30, 2006.

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2006 and the year ended June 30, 2006, the Company incurred net losses of $964,701 and $845,393, respectively, and had an accumulated deficit of $7,206,410 and $6,241,709, at December 31, 2006 and June 30, 2006, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the six months ended December 31, 2006, the Company issued $1,125,000 of 8% convertible debentures, net of costs amounting to $100,000.

Management plans to continue to provide for its capital needs during the twelve months ending December 31, 2007, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

PART II. OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the period of October 1, 2006 through January 24, 2007, the Company sold to and received cash from a group of investors 8% Convertible Debentures for an aggregate $567,500 and common stock purchase warrants to purchase up to 2,270,000 common shares. In addition, the Company issued warrants to two individuals for services provided t purchase up to 280,000 common shares.

8% Convertible Debentures

	Issuance Date of	Amount of	Number of Shares May Be Converted	Maturity Date of
Debenture holder	Debenture	Debenture	Into	Debenture
Tim Flowers	12/18/2006	$10,000	20,000	12/18/2008
Steven Pratt	12/18/2006	$10,000	20,000	12/18/2008
Donald Opperman	12/18/2006	$10,000	20,000	12/18/2008
Mitchell Luedloff	12/18/2006	$10,000	20,000	12/18/2008
Nazeah Aladray	12/18/2006	$10,000	20,000	12/18/2008
James and Josephine Zolin	12/18/2006	$25,000	50,000	12/18/2008
Lowell Giffhorn	12/18/2006	$50,000	100,000	12/18/2008
Victor Gabourel	12/18/2006	$50,000	100,000	12/18/2008
Anthony Wayne Opperman	12/18/2006	$50,000	100,000	12/18/2008
Jesse Giffhorn	1/2/2007	$12,500	25,000	1/2/2009
Todd Flannery	1/10/2007	$50,000	100,000	1/10/2009
Jason Neilitz	1/10/2007	$75,000	150,000	1/10/2009
Doug Kincaid Jr.	1/10/2007	$75,000	150,000	1/10/2009
Adnan Aladray	1/15/2007	$20,000	40,000	1/15/2009
James and Josephine Zolin	1/24/2007	$10,000	20,000	1/24/2009
Jerome Chrobak	1/24/2007	$25,000	50,000	1/24/2009
Bruce Belz, Trustee Belz Family Trust	1/24/2007	$25,000	50,000	1/24/2009
Victor Gabourel	1/24/2007	$50,000	100,000	1/24/2009

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Dian Griesel	10/1/2006	240,000	$0.60	10/1/2011	Services
Lowell Giffhorn	12/18/2006	100,000	$0.60	12/18/2011	Debenture
James and Josephine Zolin	12/18/2006	50,000	$0.60	12/18/2011	Debenture
Victor Gabourel	12/18/2006	100,000	$0.60	12/18/2011	Debenture
Anthony Wayne Opperman	12/18/2006	100,000	$0.60	12/18/2011	Debenture
Tim Flowers	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Steven Pratt	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Donald Opperman	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Mitchell Luedloff	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Nazeah Aladray	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Lowell Giffhorn	12/18/2006	100,000	$1.00	12/18/2007	Debenture
James and Josephine Zolin	12/18/2006	50,000	$1.00	12/18/2007	Debenture
Victor Gabourel	12/18/2006	100,000	$1.00	12/18/2007	Debenture
Anthony Wayne Opperman	12/18/2006	100,000	$1.00	12/18/2007	Debenture
Tim Flowers	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Steven Pratt	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Donald Opperman	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Mitchell Luedloff	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Nazeah Aladray	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Jesse Giffhorn	1/2/2007	25,000	$0.60	1/2/2012	Debenture
Jesse Giffhorn	1/2/2007	25,000	$1.00	1/2/2008	Debenture
Jason Neilitz	1/10/2007	150,000	$0.60	1/10/2012	Debenture
Doug Kincaid Jr.	1/10/2007	150,000	$0.60	1/10/2012	Debenture
Todd Flannery	1/10/2007	100,000	$0.60	1/10/2012	Debenture
Michael Morrisett	1/10/2007	40,000	$0.60	1/10/2008	Services
Jason Neilitz	1/10/2007	150,000	$1.00	1/10/2008	Debenture
Doug Kincaid Jr.	1/10/2007	150,000	$1.00	1/10/2008	Debenture
Todd Flannery	1/10/2007	100,000	$1.00	1/10/2008	Debenture
Adnan Aladray	1/15/2007	40,000	$0.60	1/15/2012	Debenture
Adnan Aladray	1/15/2007	40,000	$1.00	1/15/2008	Debenture
James and Josephine Zolin	1/24/2007	20,000	$0.60	1/24/2012	Debenture
Victor Gabourel	1/24/2007	100,000	$0.60	1/24/2012	Debenture
Jerome Chrobak	1/24/2007	50,000	$0.60	1/24/2012	Debenture
Bruce Belz, Trustee Belz Family Trust	1/24/2007	50,000	$0.60	1/24/2012	Debenture
James and Josephine Zolin	1/24/2007	20,000	$1.00	1/24/2008	Debenture
Victor Gabourel	1/24/2007	100,000	$1.00	1/24/2008	Debenture
Jerome Chrobak	1/24/2007	50,000	$1.00	1/24/2008	Debenture
Bruce Belz, Trustee Belz Family Trust	1/24/2007	50,000	$1.00	1/24/2008	Debenture

With respect to the above securities issuances, the Registrant relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 under the Securities Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

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

BRENDAN TECHNOLOGIES, INC. a Nevada corporation

Date: February 14, 2007	By:	/s/ JOHN R. DUNN II
John R. Dunn II Chief Executive Officer
(Principal Executive and duly authorized to sign on behalf of the Registrant)