Form 10QSB
period 2007-03-31
BRENDAN TECHNOLOGIES INC
filed 2007-05-14
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value	__23,705,594_______

(Class)	Outstanding at May 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Brendan Technologies, Inc.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed consolidated Balance Sheets as of March 31, 2007
(unaudited) and June 30, 2006	3

Condensed consolidated Statements of Operations for the three
and nine months ended March 31, 2007 and 2006 (unaudited)	4

Condensed consolidated Statements of Cash Flows for the nine
months ended March 31, 2007 and 2006 (unaudited)	5

Notes to Condensed Unaudited Consolidated Financial
Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	*

Item 4. Submission of Matters to a Vote of Security Holders	*

Item 5. Other Information	*

Item 6. Exhibits	19

SIGNATURES	19

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$107,324	$149,512
Accounts receivable, net	74,489	56,107
Prepaid expenses	30,611	301

Total current assets	212,424	205,920

Property and equipment, net	153,597	72,740

Other assets	132,978	8,190

	$498,999	$286,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable in default	$130,000	$255,000
Accrued interest in default	90,963	78,217
Accounts payable	2,979	161,430
Accrued wages and vacation	842,452	772,030
Accrued interest	468,658	414,959
Deferred revenue	113,161	77,651
Current portion of lease obligations	7,413	6,442

Total current liabilities	1,655,626	1,765,729

Long term portion of lease obligations	5,307	10,996

8% Convertible debentures net of debt discount	1,082,270	23,002
8% Convertible debentures net of debt discount - related parties	120,603	83,652

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 23,705,594 and 25,498,794 issued and outstanding
at March 31, 2007 and June 30, 2006, respectively	118,409	127,366
Additional paid in capital	5,216,190	4,517,814
Accumulated deficit	(7,699,406)	(6,241,709)
Total stockholders' deficit	(2,364,807)	(1,596,529)
	$498,999	$286,850
See accompanying notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenue	$164,888	$251,449	$387,536	$473,097

Selling expenses	10,608	24,067	58,570	75,930
General and administrative expenses	519,230	306,663	1,485,513	821,550
	529,838	330,730	1,544,083	897,480

Loss from operations	(364,950)	(79,281)	(1,156,547)	(424,383)

Other expense
Interest expense	(128,046)	(30,508)	(301,150)	(178,249)

Loss before provision for income taxes	(492,996)	(109,789)	(1,457,697)	(602,632)

Provision for income taxes	-	-	-	-

Net loss	$(492,996)	$(109,789)	$(1,457,697)	$(602,632)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.06)	$(0.05)

Basic and diluted weighted average
common shares outstanding	23,705,594	25,498,794	23,712,139	11,707,805
See accompanying notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(1,457,697)	$(602,632)
Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation	31,650	9,070
Stock option compensation	58,426	-
Amortization of debt discount	101,417	-
Amortization of financing costs	45,909	-
Amortizaton of warrant valuation issued for services	7,598	-
Provision for uncollectible receivables	1,000	-
Changes in assets and liabilities:
Accounts receivable	(19,382)	2,719
Prepaid expense and other assets	(30,310)	(31,723)
Accounts payable	(158,451)	26,605
Accrued liabilities	136,867	54,732
Deferred revenue	35,510	36,495
Net cash used in operating activities	(1,247,463)	(504,734)
Investing activities:
Purchase of property and equipment	(112,507)	(59,841)
Net cash used in investing activities	(112,507)	(59,841)
Financing activities:
Principal payments of lease obligations	(4,718)	(1,574)
Principal payments on notes payable in default	(125,000)	-
Proceeds from note receivable on sale of Omni divisions	-	496,498
Proceeds from sale of stock, net of costs	-	202,500
Proceeds from issuance of 8% convertible debentures,
net of costs	1,447,500	-
Net cash provided by financing activities	1,317,782	697,424
Net increase in cash and cash equivalents	(42,188)	132,849
Cash and cash equivalents, beginning of year	149,512	32,504
Cash and cash equivalents, end of period	$107,324	$165,353

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$87,379	$13,445
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$8,957	$-
Debt discount on 8% convertible debentures	$572,698	$-
Financing costs related to 8% convertible debentures	$147,905	$-
Valuation of warrants issued for services	$30,390	$-
Conversion of Brendan notes payable into common stock	$-	$1,692,972
Conversion of Brendan accrued interest into common stock	$-	$961,226
Issuance of common stock in payment of accounts payable	$-	$35,000
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary, Brendan Technologies, Inc., a Michigan corporation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2007 and the year ended June 30, 2006, the Company incurred net losses of $1,457,697 and $845,393, respectively, and had an accumulated deficit of $7,699,406 and $6,241,709, at March 31, 2007 and June 30, 2006, respectively. In addition, as of March 31, 2007, the Company had a working capital deficit of $1,443,202 and is in default on $220,963 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. These condensed consolidated financial statements do not include any adjustments

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the nine months ended March 31, 2007 and 2006, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	March 31,
	2007	2006
		(Post-merger)
Convertible debentures	3,385,000	-
Options	4,685,000	3,840,000
Warrants	7,470,667	54,000
Total	15,540,667	3,894,000

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4-  Notes Payable In Default

Notes payable in default consisted of the following:

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	March 31,	June 30,
	2007	2006

Two unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000
Unsecured, note payable for $125,000,
with interest at a rate of 12% per annum.		125,000

	$130,000	$255,000

The unsecured note for $125,000 was repaid during the quarter ended September 30, 2006.

Note 5- 8% Convertible Debentures

Overview. During the period of June 20, 2006 through March 31, 2007, we sold an aggregate of $1,692,500 of 8% convertible debentures to a group of 19 individual investors, two of which are affiliates of the Company, and one institutional investor. Subsequent to March 31, 2007, we sold an additional aggregate of $160,000 of 8% convertible debentures to a group of four individual investors. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable quarterly in cash. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital and recorded a corresponding discount against the carrying value of the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of from 1 to 5 years, an average risk free interest rate of 4.57% to 5.09%, a dividend yield of 0%, and volatility of 39% to 43%. The debt discount attributed to the beneficial conversion feature and value of the warrants issued are amortized over the term of the Convertible Note (2 years) as interest expense. If the debenture is converted to common stock previous to its maturity date, any debt discount not previously amortized is expensed to non-cash interest at the time of the conversion.

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table presents the status, as of March 31, 2007 and June 30, 2006, of our convertible debentures:

	As of
	March 31, 2007	June 30, 2006

Convertible debentures issued	$1,692,500	$125,000
Less debt discount	(489,627)	(18,346)

	1,202,873	106,654
Less current portion	-	-

Long term portion	$1,202,873	$106,654

Issued to related parties	$120,603	$83,652

Maturity dates of outstanding
convertible debentures
Year Ending
June 30, 2007	$-	$-
June 30, 2008	125,000	125,000
June 30, 2009	1,567,500	-
	$1,692,500	$125,000

Note 6- Shareholder’s Deficit

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.004995 par value.

	Common
	Shares	Dollars

Balance July 1, 2006	25,498,794	$4,645,180

Cancellation of shares	(1,793,200)	-
Warrant valuation related to financing costs	-	27,905
Warrant valuation as result of services provided	-	30,390
Non cash issuance of stock options	-	58,426
Non cash debt discount on issuance of
8% convertible debentures, net of amortization	-	572,698

Balance March 31, 2007	23,705,594	$5,334,599

During the nine months ended March 31, 2007, the Company cancelled 1,793,200 shares reserved for issuance to an individual as a result of a 1999 agreement with an investment banking firm in which the individual was a principal. The individual was obligated to use his best efforts to secure private placement financings and the investment banking firm was to underwrite an initial public offering for the Company. The Company determined that due to the failure to meet any measurable performance as called for in the agreement, the individual was not entitled to these shares.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Warrants

During the nine months ended March 31, 2007, the Company issued warrants exercisable into up to 6,750,000 shares of common stock to investors as part of the issuance of 8% convertible debentures. In addition, the Company issued a warrant for the purchase of up to 240,000 shares to one individual who assisted the Company in raising funds and a warrant for the purchase of up to 240,000 shares to one individual who is providing investor relations services to the Company. The Company estimated the fair value of the warrants at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the nine months ended March 31, 2007: dividend yield of zero percent; expected volatility of 39% to 43%; risk free interest rate of 4.57% to 5.09%; and expected lives of 1 to 5 years.

In August 2005, Brendan issued a warrant exercisable, after giving effect to the reverse merger on December 29, 2005, into 54,000 shares of the Company’s stock at an exercise price of $.75 per share with an expiration date of five years from the date of grant. The Company estimated the fair value of the warrant at the issuance date by using the Black-Scholes pricing model with the following weighted average assumptions used for the nine months ended March 31, 2006: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of 4.08%; and expected life of 5 years. The valuation of the warrant, $7,407, was recorded as a stock offering cost.

As of March 31, 2007, 7,470,667 warrants are outstanding at prices ranging from $0.60 to $6.00 per share with expiration dates ranging from 2007 to 2012. Included in the warrants outstanding are 166,667 warrants remaining from the predecessor’s obligations transferred to the Company.

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

During the nine months ended March 31, 2007, the Company issued stock options exercisable into up to 360,000 shares of common stock to employees and a director of the Company. The Company estimated the fair value of the stock options at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions used for the nine months ended March 31, 2007: dividend yield of zero percent; expected volatility of 39% to 43%; risk free interest rate of 4.62% to 4.78%; and expected lives of 5 years. During the nine months ended March 31, 2007, a stock option that would have been exercisable into up to 297,334 shares expired. The stock option had been issued from the predecessor’s stock option plan.

As of March 31, 2007, 4,685,000 options are outstanding at prices ranging from $0.025 to $4.87 per share with expiration dates ranging from 2009 to 2012. Included in the options outstanding are 25,000 options remaining from the predecessor’s stock option plan.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

3. Going Concern
These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2007 and the year ended June 30, 2006, the Company incurred net losses of $1,457,697 and $845,393, respectively, and had an accumulated deficit of $7,699,406 and $6,241,709, at March 31, 2007 and June 30, 2006, respectively. In addition, as of March 31, 2007, the Company had a working capital deficit of $1,443,202 and is in default on $220,963 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Selected Financial Information

	Three Months Ended March 31,		Increase
	2007	2006	(Decrease)%

Statements of Operations
Revenues	$164,888	$251,449	$(86,561)	-34.4%

Selling expenses	10,608	24,067	(13,459)	-55.9%
General and administrative
expenses	519,230	306,663	212,567	69.3%
Interest expense	128,046	30,508	97,538	-319.7%
Total expenses	657,884	361,238	296,646	82.1%

Net (loss)	$(492,996)	$(109,789)	$383,207	349.0%

Net (loss) per basic and
diluted share	$(0.02)	$-	$0.02	N/A

Revenues

Revenues for the quarter ended March 31, 2007 decreased $86,561, 34.4%, to $164,888 compared to $251,449 for the quarter ended March 31, 2006. The primary reason for the revenue decrease was an initial order for a minor prerelease component of our upgraded version of the StatLIA software which amounted to approximately $127,000 during the quarter ended March 31, 2006, was not repeated during the current quarter. We anticipate that revenue will decline for the next several quarters as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the second half of calendar year 2007.

Selling Expenses

Selling expenses decreased by $13,459, a 55.9% decrease, to $10,608 for the three months ended March 31, 2007 from $24,067 for the three months ended March 31, 2006. This decrease was primarily due to a reduction in commission expense for the three months ended March 31, 2007 related to customer validations.

General and Administrative Expenses

General and administrative expenses increased by $212,567, a 69.3% increase, to $519,230 for the quarter ended March 31, 2007 from $306,663 for the quarter ended March 31, 2006. The primary reasons for the increase were approximately $38,000 increase in expenses related to investor relations and $183,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to an enterprise version.

Interest Expense

Interest expense increased by $97,538, a 319.7% increase, to $128,046 for the quarter ended March 31, 2007 from $30,508 for the quarter ended March 31, 2006. The primary reason for the increase was the increase in interest related to the issuance of 8% convertible debentures.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Selected Financial Information

	Nine Months Ended March 31,		Increase
	2007	2006	(Decrease)%
Statements of Operations
Revenues	$387,536	$473,097	$(85,561)	-18.1%

Selling expenses	58,570	75,930	(17,360)	-22.9%
General and administrative
expenses	1,485,513	821,550	663,963	80.8%
Interest expense	301,150	178,249	122,901	-68.9%
Total expenses	1,845,233	1,075,729	769,504	71.5%

Net (loss)	$(1,457,697)	$(602,632)	$855,065	141.9%

Net (loss) per basic and
diluted share	$(0.06)	$(0.05)	$0.01	20.0%

Revenues

Revenues for the nine months ended March 31, 2007 decreased $85,561, 18.1%, to $387,536 for the nine months ended March 31, 2007 compared to $473,097 for the nine months ended March 31, 2006. The primary reason for the revenue decrease was an initial order for a minor prerelease component of our upgraded version of the StatLIA software which amounted to approximately $127,000 during the fiscal nine months ended March 31, 2006, was not repeated during the current fiscal year. We anticipate that revenue will decline for the next several quarters as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the second half of calendar year 2007.

Selling Expenses

Selling expenses decreased by $17,360, a 22.9% decrease, to $58,570 for the nine months ended March 31, 2007 from $75,930 for the nine months ended March 31, 2006. This decrease was primarily due to a reduction in commission expense for the nine months ended March 31, 2007 related to customer validations.

General and Administrative Expenses

General and administrative expenses increased by $663,963, an 80.8% increase, to $1,485,513 for the nine months ended March 31, 2007 from $821,550 for the nine months ended March 31, 2006. The primary reasons for the increase were $58,000 increase in non-cash compensation as a result of expensing employee stock options, and $459,000 related to an increase in personnel and infrastructure related to upgrading our StatLIA software to an enterprise version and approximately $76,000 increase in investor relation expenses.

Interest Expense

Interest expense increased by $122,901, a 68.9% increase, to $301,150 for the nine months ended March 31, 2007 from $178,249 for the nine months ended March 31, 2006. The primary reason for the increase was the increase in interest related to the issuance of 8% convertible debentures partially offset by the conversion of notes payable into common stock of Omni in December 2005.

Capital Resources

	As of		Increase
	March 31, 2007	June 30, 2006	(Decrease)
Working Capital

Current assets	$212,424	$205,920	$6,504
Current liabilities	1,655,626	1,765,729	(110,103)
Working capital deficit	$(1,443,202)	$(1,559,809)	$(116,607)

Long-term debt	$1,208,180	$117,650	$1,090,530

Stockholders' deficit	$(2,364,807)	$(1,596,529)	$768,278

Nine Months Ended March 31,	Nine Months Ended March 31,		Increase
	2007	2006	(Decrease )
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,247,463)	$(504,734)	$742,729
Investing activities	$(112,507)	$(59,841)	$52,666
Financing activities	$1,317,782	$697,424	$620,358

	As of		Increase
	March 31, 2007	June 30, 2006	(Decrease )
Balance Sheet Select Information

Cash and cash equivalents	$107,324	$149,512	$(42,188)

Accounts receivable	$74,489	$56,107	$18,382

Accounts payable and accrued expenses	$1,314,089	$1,348,419	$(34,330)

Liquidity

Brendan has historically financed its operations through debt and equity financings. At March 31, 2007, we had cash holdings of $107,324, a decrease of $42,188 compared to June 30, 2006. Our net working capital deficit at March 31, 2007, was $1,443,202 compared to $1,559,809 as of June 30, 2006.

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2007 and the year ended June 30, 2006, the Company incurred net losses of $1,457,697 and $845,393, respectively, and had an accumulated deficit of $7,699,406 and $6,241,709, at March 31, 2007 and June 30, 2006, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the nine months ended March 31, 2007, the Company issued $1,567,500 of 8% convertible debentures, net of costs amounting to $120,000.

Management plans to continue to provide for its capital needs during the twelve months ending March 31, 2008, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position and results of operations.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the period of October 1, 2006 through April 26, 2007, the Company sold to and received cash from a group of investors 8% Convertible Debentures for an aggregate $567,500 and common stock purchase warrants to purchase up to 2,270,000 common shares. In addition, the Company issued warrants to purchase up to 280,000 common shares to two individuals for services they provided.

8% Convertible Debentures

	Issuance		Number of Shares	Maturity
	Date of	Amount of	May Be Converted	Date of
Debenture holder	Debenture	Debenture	Into	Debenture
Tim Flowers	12/18/2006	$10,000	20,000	12/18/2008
Steven Pratt	12/18/2006	$10,000	20,000	12/18/2008
Donald Opperman	12/18/2006	$10,000	20,000	12/18/2008
Mitchell Luedloff	12/18/2006	$10,000	20,000	12/18/2008
Nazeah Aladray	12/18/2006	$10,000	20,000	12/18/2008
James and Josephine Zolin	12/18/2006	$25,000	50,000	12/18/2008
Lowell Giffhorn	12/18/2006	$50,000	100,000	12/18/2008
Victor Gabourel	12/18/2006	$50,000	100,000	12/18/2008
Anthony Wayne Opperman	12/18/2006	$50,000	100,000	12/18/2008
Jesse Giffhorn	1/2/2007	$12,500	25,000	1/2/2009
Todd Flannery	1/10/2007	$50,000	100,000	1/10/2009
Jason Neilitz	1/10/2007	$75,000	150,000	1/10/2009
Doug Kincaid Jr.	1/10/2007	$75,000	150,000	1/10/2009
Adnan Aladray	1/15/2007	$20,000	40,000	1/15/2009
James and Josephine Zolin	1/24/2007	$10,000	20,000	1/24/2009
Jerome Chrobak	1/24/2007	$25,000	50,000	1/24/2009
Bruce Belz, Trustee Belz Family Trust	1/24/2007	$25,000	50,000	1/24/2009
Victor Gabourel	1/24/2007	$50,000	100,000	1/24/2009
Richard Daniels	4/12/2007	$25,000	50,000	4/12/2009
Victor Gabourel	4/26/2007	$100,000	200,000	4/26/2009
James and Josephine Zolin	4/26/2007	$10,000	20,000	4/26/2009
Jerome Chrobak	4/26/2007	$25,000	50,000	4/26/2009

		$727,500	1,455,000

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Dian Griesel	10/1/2006	240,000	$0.60	10/1/2011	Services
Lowell Giffhorn	12/18/2006	100,000	$0.60	12/18/2011	Debenture
James and Josephine Zolin	12/18/2006	50,000	$0.60	12/18/2011	Debenture
Victor Gabourel	12/18/2006	100,000	$0.60	12/18/2011	Debenture
Anthony Wayne Opperman	12/18/2006	100,000	$0.60	12/18/2011	Debenture
Tim Flowers	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Steven Pratt	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Donald Opperman	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Mitchell Luedloff	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Nazeah Aladray	12/18/2006	20,000	$0.60	12/18/2011	Debenture
Lowell Giffhorn	12/18/2006	100,000	$1.00	12/18/2007	Debenture
James and Josephine Zolin	12/18/2006	50,000	$1.00	12/18/2007	Debenture
Victor Gabourel	12/18/2006	100,000	$1.00	12/18/2007	Debenture
Anthony Wayne Opperman	12/18/2006	100,000	$1.00	12/18/2007	Debenture
Tim Flowers	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Steven Pratt	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Donald Opperman	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Mitchell Luedloff	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Nazeah Aladray	12/18/2006	20,000	$1.00	12/18/2007	Debenture
Jesse Giffhorn	1/2/2007	25,000	$0.60	1/2/2012	Debenture
Jesse Giffhorn	1/2/2007	25,000	$1.00	1/2/2008	Debenture
Jason Neilitz	1/10/2007	150,000	$0.60	1/10/2012	Debenture
Doug Kincaid Jr.	1/10/2007	150,000	$0.60	1/10/2012	Debenture
Todd Flannery	1/10/2007	100,000	$0.60	1/10/2012	Debenture
Michael Morrisett	1/10/2007	40,000	$0.60	1/10/2008	Services
Jason Neilitz	1/10/2007	150,000	$1.00	1/10/2008	Debenture
Doug Kincaid Jr.	1/10/2007	150,000	$1.00	1/10/2008	Debenture
Todd Flannery	1/10/2007	100,000	$1.00	1/10/2008	Debenture
Adnan Aladray	1/15/2007	40,000	$0.60	1/15/2012	Debenture
Adnan Aladray	1/15/2007	40,000	$1.00	1/15/2008	Debenture
James and Josephine Zolin	1/24/2007	20,000	$0.60	1/24/2012	Debenture
Victor Gabourel	1/24/2007	100,000	$0.60	1/24/2012	Debenture
Jerome Chrobak	1/24/2007	50,000	$0.60	1/24/2012	Debenture
Bruce Belz, Trustee Belz Family Trust	1/24/2007	50,000	$0.60	1/24/2012	Debenture
James and Josephine Zolin	1/24/2007	20,000	$1.00	1/24/2008	Debenture
Victor Gabourel	1/24/2007	100,000	$1.00	1/24/2008	Debenture
Jerome Chrobak	1/24/2007	50,000	$1.00	1/24/2008	Debenture
Bruce Belz, Trustee Belz Family Trust	1/24/2007	50,000	$1.00	1/24/2008	Debenture
Richard Daniels	4/12/2007	50,000	$0.60	4/12/2012	Debenture
Richard Daniels	4/12/2007	50,000	$1.00	4/12/2008	Debenture
Victor Gabourel	4/26/2007	200,000	$0.60	4/26/2012	Debenture
James and Josephine Zolin	4/26/2007	20,000	$0.60	4/26/2012	Debenture
Jerome Chrobak	4/26/2007	50,000	$0.60	4/26/2012	Debenture
Victor Gabourel	4/26/2007	200,000	$1.00	4/26/2008	Debenture
James and Josephine Zolin	4/26/2007	20,000	$1.00	4/26/2008	Debenture
Jerome Chrobak	4/26/2007	50,000	$1.00	4/26/2008	Debenture

		3,190,000

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

BRENDAN TECHNOLOGIES, INC. a Nevada Corporation

Date: May 14, 2007	By:	/s/ JOHN R. DUNN II
John R. Dunn II
Chief Executive Officer
(Principal Executive and duly authorized to sign on behalf of the Registrant)