Form 10KSB
period 2007-06-30
BRENDAN TECHNOLOGIES INC
filed 2007-09-28
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of the Securities Exchange Act Of 1934

For the fiscal year end June 30, 2007

☐ Transition Report under Section 13 or 15(d) Of the Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 033-24138-D

BRENDAN TECHNOLOGIES, INC.
(Name of small business issuer in our charter)

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

Revenues for the fiscal year ended June 30, 2007 were: $521,330.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of September 25, 2007 was $2,975,405.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 25, 2007 the issuer had 23,705,594 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Annual Report on Form 10-KSB
for the Year Ended June 30, 2007

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters to a Vote of Security Holders	7

	PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small
	Business Issuer Purchases of Equity Securities	7
ITEM 6	Management's Discussion and Analysis or Plan of Operation	8
ITEM 7.	Financial Statements	17
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 8A	Controls and Procedures	18
ITEM 8B.	Other Information	18

	PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18
ITEM 10.	Executive Compensation	20
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
ITEM 12.	Certain Relationships and Related Transactions	24
ITEM 13.	Exhibits	24
ITEM 14.	Principal Accountant Fees and Services	27

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

As used in this annual report, the terms "we", "us", "our", Brendan”, and the “Company” mean Brendan Technologies, Inc., unless otherwise indicated.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

The Company

On September 15, 2006, we changed our name to Brendan Technologies, Inc., a Nevada corporation (“Brendan”) from Omni U.S.A., Inc., a Nevada corporation (“Omni”). On December 29, 2005, Omni merged with Brendan Technologies, Inc., a Michigan corporation formed on October 31, 1997 doing business as Brendan Scientific Corporation (“Brendan Sub”). Brendan Sub became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan Sub continues its corporate existence under the laws of the State of Michigan and is Brendan’s only subsidiary.

Concurrently with the merger, 4,754,709 shares of Brendan Sub common stock outstanding immediately before the merger were converted into 19,018,836 shares of Brendan, a four for one ratio. Also concurrently with the merger, (i) 4,352,879 shares of Brendan common stock were issued to the holders of Brendan Sub Senior and Bridge Notes totaling $2,654,198 in aggregate principal and interest, a conversion rate of 1.64 shares per $1.00 under such debt; and (ii) 900,000 shares of Brendan common stock was issued to individuals who participated in the arrangement of the merger.

Common stock options and warrants exercisable into 973,500 shares of Brendan Sub before the merger became exercisable into 3,894,000 common shares of Brendan after the merger. The exercise price of the Brendan stock options and warrants was adjusted to 25% of the exercise price of the Brendan Sub stock options and warrants.

We are a software company that designs, develops and markets computational analytical software products for the laboratory testing industry. Brendan’s laboratory workflow and analysis software platform manages the raw, computed and analytical data in testing laboratories and in manufacturing.

Brendan evolved from the initial work of our founder John R. Dunn II, Ph.D., now our Chairman, President, Chief Executive Officer and Chief Technical Officer. Brendan’s first commercialized product is StatLIA®, software designed specifically for immunoassay testing. Since Dr. Dunn’s early work on StatLIA® over ten years ago, StatLIA® has been developed with software engineers, mathematicians and laboratory professionals who specialize in laboratory testing. Over the years, StatLIA® has been used in laboratories, undergoing numerous revisions and additions to develop the product.

There can be no assurance that we can achieve profitable operations, and we will need additional financial resources during the next twelve months.

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

StatLIA® uses comprehensive statistics to directly or indirectly analyze the performance of each of the nine immunoassay components (label, tracer, antibody, buffer, incubation, separation, standards, controls and unknowns). StatLIA® stores a fixed set of stable reference assays which are statistically compared to a single assay or multiple assays to detect changes in reagents or incubation conditions. With a reference set of at least two assays, standard curve and control specimen parameters in the current assay are statistically compared to the same parameter in the reference assays to identify any statistically significant differences.

StatLIA® is intended to address the following:

· Insufficient Quality - Error rates in Immunoassay testing is estimated to be as high as 4%. Testing errors and the inability to directly locate error sources is costly and time consuming. We believe that StatLIA® will reduce the error rates and enhance the tester’s ability to locate the error source.

· Lack of Automation - Immunoassay testing is very labor intensive due to many manual steps in the processing, tracking and analysis of the data produced. With high throughput testing becoming the industry norm, the data needs to be managed with even greater efficiency. We believe that StatLIA® will reduce such labor costs.

· Regulatory Compliance - Federal regulations are placing increasing demands for compliance with the Food and Drug Administration’s (“FDA”) quality assurance regulations. We believe that StatLIA® will meet the growing need for automated software that can assist laboratories in complying with the regulations.

· Need for Better Data Management - Improved technologies have allowed greater automation in Immunoassay testing, increasing throughput volumes but requiring better connectivity and standardization for the management of the data generated. We believe that StatLIA® will address the need for greater connectivity and standardization.

Brendan first targeted the immunoassay market with StatLIA® because it is a fragmented and large market that may allow Brendan to sell our software to testing equipment distributors and original equipment manufacturers (“OEMs”), and earn a share of business from large organizations.

Users of StatLIA® include device and reagent manufacturers, pharmaceutical companies, clinical diagnostic centers and government testing laboratories. Distributors of StatLIA® include device and reagent manufacturers and their distributors, as well as Brendan’s direct sales force.

Customer Base

We have used most of our capital to date in the development of StatLIA® and the expansion of the program to encompass all of the differing immunoassay technologies and workflow configurations found in research and clinical laboratories. Existing customers who have used StatLIA® in laboratories include several large pharmaceutical companies, clinical diagnostic organizations, reagent manufacturers and research entities. This client base also serves as a source of revenue for additional instruments and workstations, and support and maintenance renewal fees.

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

Conventional laboratory software falls into two primary areas: laboratory management or instrumentation. Laboratory management software handles billing, report generation, and other administrative tasks. The software is not designed for complex technical computation. Software for the testing instruments operates as dedicated systems and is basically designed only to generate results. It is not designed for the complete statistical analysis and data management and record keeping requirements for pharmaceutical, clinical or research labs, nor is it designed to exist in a cooperative environment with other immunoassay instruments.

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

StatLIA® allows laboratories to interface all of their immunoassay testing instruments into one uniform system. As one system, as compared to the more common configurations consisting of isolated testing instruments, the StatLIA® system can be easily interfaced to our customer’s main database for reporting patient results and recording clinical trial data, among other processes. The system also integrates into a laboratory’s network, so that multiple computers can be used to prepare, compute, analyze and report all assay data, thereby increasing workflow. StatLIA®’s superior quality control process not only determines the accuracy of the test more reliably than other software currently available, but also pinpoints the specific cause of a problem in a bad test, dramatically reducing laboratory downtime and reagent costs.

Competition

Almost all immunoassay software is produced and sold by manufacturers bundled with their instruments. The software is included to stimulate sales of their instruments and is not usually marketed as a stand-alone product. Conventional laboratory software falls into two primary areas: laboratory management or instrumentation functionality. Laboratory management software handles billing, report generation and other administrative tasks. The software is not designed for complex technical computation. On the other hand, software for testing instruments operates as a dedicated system and is designed primarily to generate testing data. This software has limitations meeting the complete statistical analysis, data management, data utilization and record keeping demands of pharmaceutical, clinical or research labs, nor is it designed to exist in a cooperative environment with other testing instruments.

Prior to Brendan, we believe that no company has focused as extensively on the gap between instrument operational software and administrative LIM software. Brendan has worked with several industry-leading labs to develop StatLIA® and we believe that StatLIA® is a unique software product that surpasses any software currently available for this market.

To date, the majority of StatLIA® sales have been replacing existing OEM software on testing equipment. This software, bundled with the instruments, is Brendan’s current main competition. Existing equipment-specific software include Softmax, used for Molecular Device’s microplate readers and Gen5 used for BioTek Instrument’s microplate readers. We believe instrument manufacturers are excellent prospects for distribution agreements to incorporate or bundle our software with their instruments.

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

Employees

Brendan currently has 14 full time employees and two part time consultants. Brendan has entered into employment agreements with certain of our employees.

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

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended June 30, 2007 and 2006. Closing prices previous to the reverse merger date of December 29, 2005, are reflective of the closing prices for the predecessor corporation.

	Closing Price
	High	Low

Fiscal Year Ended June 30, 2007
First Quarter	$0.50	$0.21
Second Quarter	$1.01	$0.40
Third Quarter	$0.60	$0.35
Fourth Quarter	$0.51	$0.37

Fiscal Year Ended June 30, 2006
First Quarter	$1.85	$1.36
Second Quarter	$1.75	$1.10
Third Quarter	$1.20	$0.60
Fourth Quarter	$0.68	$0.25

We had approximately 715 shareholders of record as of September 25, 2007. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

During June 2007, we sold to and received cash from a group of investors 8% Convertible Debentures for an aggregate $175,000 and common stock purchase warrants to purchase up to 700,000 common shares.

	Issuance		Number of Shares	Maturity
8% Convertible Debentures	Date of	Amount of	May Be Converted	Date of
Debenture holder	Debenture	Debenture	Into	Debenture
Derek Duchein, IRA Account	6/6/2007	$90,000	180,000	6/6/2009
Julie Duchien, IRA Account	6/6/2007	$60,000	120,000	6/6/2009
Bryan Holland	6/11/2007	$25,000	50,000	6/11/2009
		$175,000	350,000

Common Stock Purchase Warrants
Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Derek Duchein, IRA Account	6/6/2007	180,000	$0.60	6/6/2012	Debenture
Julie Duchien, IRA Account	6/6/2007	120,000	$0.60	6/6/2012	Debenture
Bryan Holland	6/11/2007	50,000	$0.60	6/11/2012	Debenture
Derek Duchein, IRA Account	6/6/2007	180,000	$1.00	6/6/2008	Debenture
Julie Duchien, IRA Account	6/6/2007	120,000	$1.00	6/6/2008	Debenture
Bryan Holland	6/11/2007	50,000	$1.00	6/11/2008	Debenture
		700,000

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Brendan completed a reverse merger transaction on December 29, 2005 with Brendan Sub, a Michigan corporation formed in October 1997. Prior to the merger, Omni, through its wholly-owned subsidiary, Omni U.S.A., Inc., a Washington corporation ("Omni-Washington") and Omni-Washington's wholly-owned subsidiary, Omni Resources, Ltd., a Hong Kong company ("Omni Resources"), through its wholly-owned manufacturing facility, Shanghai Omni Gear Co., Ltd.("Shanghai Omni Gear"), designed, developed, manufactured and distributed power transmissions (also known as "gearboxes" or "enclosed gear drives") for use in agricultural, industrial, "off-highway" and construction equipment. Omni, through another wholly-owned subsidiary, Butler Products Corporation, designed, developed, manufactured and distributed trailer and implement jacks and couplers, which included light and heavy-duty jacks and couplers used in a variety of trailers. Immediately following the closing of the merger, the subsidiaries of Omni were sold to its founders and Brendan Sub became the only wholly owned subsidiary of Omni, the public company which was renamed Brendan Technologies, Inc, a Nevada corporation, in September 2006. Brendan Sub continues to be the only operating subsidiary of Brendan Technologies, Inc.

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

1. Revenue Recognition
We recognize revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. In addition, our invoices may include multiple elements that identify vendor specific objective evidence of fair value for each of those elements. We recognize revenue as follows:

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

2. Going Concern
The financial statements have been prepared on a going concern basis. However, during the years ended June 30, 2007 and 2006, we incurred net losses of $2,110,698 and $845,393, respectively, and had an accumulated deficit of $8,352,407 and $6,241,709, at June 30, 2007 and 2006, respectively. In addition, at June 30, 2007, we had a working capital deficit of $1,679,643 and are in default on $225,382 of debt and interest. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to our ability to continue as a going concern. Since inception, we have satisfied our capital needs through debt and equity financings and expect to continue to fund from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to us or that future profitability can be achieved.

Results of Operations

On December 29, 2005, we completed the acquisition of substantially all the assets of Brendan Sub pursuant to the Merger Agreement and completed the disposition of substantially all the assets of Omni-Washington and Butler pursuant to the Stock Purchase Agreement. As a result of these transactions and the issuance of common stock to the shareholders, noteholders and individuals who assisted in the merger, Brendan Sub, a now wholly-owned subsidiary of ours, became the accounting acquirer and the transaction was accounted for as a reverse merger acquisition.

Year Ended June 30, 2007 Compared to the year ended June 30, 2006

Selected Financial Information

	Year Ended	Year Ended	Increase
	June 30, 2007	June 30, 2006	(Decrease)%	%

Statements of Operations
Revenues	$521,330	$681,337	$(160,007)	-23.5%

Selling expenses	101,296	103,190	(1,894)	-1.8%
General and administrative
expenses	2,115,310	1,215,966	899,344	74.0%
Other income	(38,121)	-	(38,121)	NM
Interest expense	453,543	207,574	245,969	118.5%
Total expenses	2,632,028	1,526,730	1,105,298	72.4%

Net (loss)	$(2,110,698)	$(845,393)	$(1,265,305)	149.7%

Net (loss) per basic and
diluted share	$(0.09)	$(0.06)	$(0.03)	50.0%

Revenue

Revenue for the year ended June 30, 2007 decreased $160,007, 23.5%, to $521,330 compared to $681,337 for the year ended June 30, 2006. The primary reason for the sales decrease was during the year ended June 30, 2006 we received a pre-release order amounting to approximately $127,000 for a minor segment of our upgraded version of the StatLIA® software. No similar licenses were received during the current fiscal year. In addition, revenue has been negatively impacted due to our customers waiting for the release of our upgraded version of StatLIA®. The upgraded version of StatLIA® is scheduled to be released during the first half of fiscal year 2008.

Selling Expenses

Selling expenses for the year ended June 30, 2007 remained stable at $101,296 compared to $103,190 for the year ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses increased by $899,344, 74.0%, to $2,115,310 for the year ended June 30, 2007 from $1,215,966 for the year ended June 30, 2006. The primary reasons for the increase were approximately $673,000 related to an increase in personnel, approximately $45,000 related to increasing the infrastructure to upgrade our StatLIA® software, approximately $113,000 related to our investor relations program and approximately $39,000 increase in travel and trade show costs.

Interest Expense

Interest expense increased by $245,969, 118.5%, to $453,543 for the year ended June 30, 2007 from $207,574 for the year ended June 30, 2006. The primary reason for the increase was the increase in interest expense related to convertible debentures.

Capital Resources

	As of		Increase
	June 30, 2007	June 30, 2006	(Decrease)
Working Capital

Current assets	$250,218	$205,920	$44,298
Current liabilities	1,929,861	1,765,729	164,132
Working capital deficit	$(1,679,643)	$(1,559,809)	$119,834

Long-term debt	$1,381,629	$117,650	$1,263,979

Stockholders' deficit	$(2,875,965)	$(1,596,529)	$1,279,436

	Year Ended	Year Ended	Increase
	June 30, 007	June 30, 2006	(Decrease	)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,804,748)	$(508,818)	$(1,295,930)
Investing activities	$(130,805)	$(67,351)	$(63,454)
Financing activities	$1,871,057	$693,177	$1,177,880

	As of		Increase
	June 30, 2007	June 30, 2006	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$85,016	$149,512	$(64,496)

Accounts receivable	$75,283	$56,107	$19,176

Accounts payable and accrued expenses	$1,382,875	$1,348,419	$34,456

Liquidity

We have historically financed our operations through debt and equity financings. At June 30, 2007, we had cash holdings of $85,016, a decrease of $64,496 compared to June 30, 2006. Our net working capital deficit at June 30, 2007, was $1,679,643 compared to $1,559,809 as of June 30, 2006.

These financial statements have been prepared on a going concern basis. However, during the years ended June 30, 2007 and June 30, 2006, we incurred net losses of $2,110,698 and $845,393, respectively, and had an accumulated deficit of $8,352,407 and $6,241,709, at June 30, 2007 and 2006, respectively. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, we have satisfied our capital needs through debt and equity financings.

We will need to seek additional financing to meet our liquidity requirements.

Management plans to continue to provide for our capital needs during the twelve months ending June 30, 2008, by increasing sales through the continued development of our products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

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

We have a limited operating history.

We commenced operations in November, 1997 and have a limited operating history. Our success will be dependent upon our ability to successfully exploit our unique proprietary technology. Our success will depend in large part on our ability to deal with the problems, expenses, and delays frequently associated with developing and marketing our software technology. Losses are likely to continue before our operations will become profitable. There is no assurance that our operations will prove profitable.

We depend on new products and development to generate revenues.

Substantially all of our revenues have been derived, and substantially all of our future revenues are expected to be derived, from the license of the software and sale of our associated services, and the development and sale of future products. Accordingly, broad acceptance of our software products and services by customers is critical to our future success as is our ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments in emerging industry standards. There can be no assurance that we will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards.

Our success depends upon developing distribution channels.

Our distribution strategy is to develop multiple distribution channels. We have historically sold our products only through direct sales, Internet sales, and original equipment manufacturers (“OEMs”). We expect to increasingly utilize OEMs and independent sales representatives, and to pursue utilizing systems integrators, value added resellers (“VARs”), and software retailers. There can be no assurances that these distribution channels will be effective sales channels.

Our success is dependent on our founders and other key personnel.

Our performance is substantially dependent upon the performance of our executive officers and key employees, particularly that of Dr. John R. Dunn, II. Dr. Dunn was responsible for creation of the software and the scientific principles incorporated therein. As a result, Dr. Dunn is the single most knowledgeable person with regard to the software. It would be difficult for us to find an adequate replacement for Dr. Dunn in the immediate future.

Given our early stage of development, we are further dependent upon our ability to retain and motivate high quality personnel, especially our management and highly skilled development teams. We do not have key person life insurance policies on any of our employees. The loss of the services of any of our executive officers or other key employees could have a materially adverse effect on our business, operating results or financial condition. We intend to purchase key man life insurance when management decides funds are available.

Our future success also depends on our continuing ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract, hire or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a materially adverse effect upon our business operating results or financial condition.

Our success will depend, in part, on the continuing and growing interest in quality control and quality assurance regarding reliable laboratory and manufacturing testing results among the markets targeted by our products.

An additional factor which we believe will be critical to the acceptance of our products is a continuing need in our targeted markets for more powerful solutions for instrument connectivity, networking, and data management.

No governmental or regulatory agency must approve the production or sale of any of our products at this time. However, we intend to voluntarily pursue the acknowledgment and approval of certain federal agencies to gain further awareness and acceptance for our new statistical methodologies. There can be no assurance that the interest in quality control and quality assurance will continue among the testing industry, general public or governmental and regulatory agencies.

We have worker’s compensation and general liability insurance but do not have professional liability insurance at this time.

We do intend to purchase such insurance when funds become available if management concludes that the benefit of having such a policy outweighs our cost. Any professional liability claims made prior to acquiring such insurance or for amounts exceeding the coverage after the insurance is purchased, could have an adverse material effect on us. In addition, we will purchase a key man life insurance policy naming Dr. John Dunn II as the insured and we as the beneficiary if management concludes that the benefit of having such a policy outweighs our cost. We further intend to purchase director and officer liability insurance when management decides that funds are available in order to attract additional directors and officers.

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

The payment of dividends by us will depend on our earnings, financial condition and such other factors as our Board of Directors may consider relevant. We currently plan to retain any earnings to provide for our development and growth.

We will need additional financing.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, we have satisfied our capital needs through debt and equity financings. We will need to seek additional financing to meet our liquidity requirements. There is no assurance that financings can be obtained in amounts and at terms acceptable to us. If capital is not available, we may be required to curtail our operations.

The market for our products is unproven and acceptance of our products is crucial.

The market for our software and services has only recently begun to develop, is rapidly evolving and could be subject to an increasing number of competitive market entries. While we believe that our software products offer significant advantages for quality assurance, regulatory compliance and reliability in the clinical, pharmaceutical, environmental, and manufacturing industries, there can be no assurance that our products will become widely adopted for use in those industries.

Because a market for our products and services is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for our products and services will develop or that our products and services will be used in the marketplace. If the market fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if our products do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected.

We compete with companies that have substantially greater resources.

Our management believes that over 90% of our current competitors are instrument manufacturers. These manufacturers primarily develop and market their software programs to be used with only their instruments and not as stand-alone programs (which could be used with competing manufacturers’ instruments or even earlier models of their own instruments). The level of interoperability of such software with the instruments sold by their competitors or with laboratory computer systems is minimal or nonexistent. This market is splintered into many fragments and no one or few of these instrument manufacturers hold a commanding percentage of market share. To our knowledge, no commercial product available in the world today offers the quality control and quality assurance capabilities or many of the advanced computational features found in StatLIA®. However, we believe that at some point in the future, many of our competitors will use quality assurance methodologies similar to, or as effective as, those incorporated in StatLIA®. Some of these competitors may be of greater size and have greater financial resources than ours. We believe that most instrument manufacturers currently marketing immunoassay software will remain focused on instrumentation and not develop software as complex as StatLIA® for the limited market share held by any one of these manufacturers. We believe that most of our future competition will be from software companies but we can give no assurances. Because our products are either newly-developed or in the process of being developed, no guarantees can be given as to how commercially viable such new products will be in the marketplace.

We intend to interface StatLIA® with all immunoassay testing instruments which are capable of exporting unprocessed raw data. Although we has been able to receive, decode and process data from all instruments attempted to date, there can be no assurance that we will be able to collect data from all immunoassay instruments manufactured.

Although device manufacturers are currently the largest competitors, we believe that OEM’s will soon serve as ideal partners as equipment makers seek to remove themselves from software development and partner with more powerful programs. We will focus on OEM’s as a primary sales channel.

We believes that the statistical quality control and quality assurance principles and the connectivity and data management methodologies incorporated in StatLIA® can be applied in new products for other disciplines and technologies. We have outlined other programs in addition to StatLIA® to be developed in the next three years for application in testing laboratories and manufacturing. However, the statistical quality control and quality assurance principles and methodology have been tested only in the immunoassay field for which StatLIA® was designed, and to a lesser extent, in steel tensile testing and chromatography. There can be no assurances that we will be able to successfully develop and market all of our intended products.

Our success and ability to compete is dependent in part upon our proprietary technology.

While we rely on trademark, trade secret and copyright law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We do not presently have any patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control further access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that such agreements will be enforceable.

Vigorous protection and pursuit of intellectual property rights or positions characterize the fiercely competitive software industry, which has resulted in significant and often protracted and expensive litigation. Therefore, our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.

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

We will be required to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act, designed to enable management to contest to the effectiveness of our internal controls during the initial year, our year ending June 30, 2008, and our registered public accounting firm to opine to the effectiveness of our internal controls subsequent to the initial year, our year ending June 30, 2009. To comply with these requirements, we expect that we may need to hire additional accounting and finance staff and implement new financial systems and procedures. There can be no assurance that we will be able to implement such controls in a timely fashion and, therefore, we may not be able to contest to or receive an opinion from independent sources that our internal controls are effective.

Shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We have 23,705,594 common shares outstanding of which 1,227,079 are freely tradable and 22,478,515 are saleable under Rule 144. We also may have up to 17,690,667 additional shares which could be outstanding following conversions of debentures, exercise of warrants and exercise of stock options. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

There is a limited but potentially volatile trading market in our common stock, which may adversely affect our stock price.

Our common stock trades on the OTC Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:
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

Our common stock falls under the definition of “penny stock.” “Penny stocks” are equity securities with a market price below $5.00 per share, other than a security that is registered on a national exchange or included for quotation on the NASDAQ system, unless the issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000. As a result, trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 29, 2005, Omni completed the acquisition of substantially all the assets of Brendan Sub pursuant to the Merger Agreement and completed the disposition of substantially all the assets of Omni-Washington and Butler pursuant to the Stock Purchase Agreement. On December 29, 2005, Omni provided notice to Harper & Pearson Company (“Harper & Pearson”) that they would no longer be retained as Omni’s independent registered accounting firm. Harper & Pearson’s reports on the consolidated financial statements of Omni and Omni’s subsidiaries for the two fiscal years ended June 30, 2005, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On December 29, 2005, the Board of Directors of Omni elected to engage Farber Hass Hurley McEwen LLP (“FHHM”) to serve as Omni’s independent registered accounting firm.

On December 29, 2005, Omni was informed that it had been accepted as a client of FHHM.

During our two fiscal years ended June 30, 2005 and the subsequent interim period through December 29, 2005, there were no disagreements between Omni and Harper & Pearson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Harper & Pearson's satisfaction, would have caused them to make reference to the subject matter of the disagreement in their reports on the financial statements for such years.

Omni authorized Harper & Pearson to respond fully to the inquiries of FHHM concerning the subject matter of the reportable event and provided Harper & Pearson with a copy of the foregoing disclosures. Attached as Exhibit 99.3 to our Current Report on Form 8-K filed on January 5, 2006 is a copy of Harper & Pearson's letter, dated January 4, 2006, stating its agreement with the statements made in the filing.

During Omni's two fiscal years ended June 30, 2005, and the subsequent interim period through December 29, 2005, Omni did not consult FHHM with respect to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on Omni’s consolidated financial statements, or any other matters of reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Act, within 90 days prior to the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC under the Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

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

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officers at June 30, 2007:

Directors and Executive Officers

Our directors and executive officers are as follows:
Name	Age	Position

John R. Dunn II	56	Chairman, Chief Executive Officer, President, and Director
George Dunn	50	Secretary, Chief Operating Officer
Lowell W. Giffhorn	60	Chief Financial Officer and Director
Theo Vermaelen	53	Director
Stephen Eisold	60	Director
Jason Booth	41	Director

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

Lowell W. Giffhorn has served as our Chief Financial Officer since October 2005. Since July 2005, Mr. Giffhorn also serves as the Chief Financial Officer of Imagenetix, Inc., a publicly held nutritional supplement company. Mr. Giffhorn was the Chief Financial Officer of Patriot Scientific Corp., a publicly held semiconductor and intellectual property company, from May 1997 to June 2005 and was a member of its Board of Directors from August 1999 to April 2006. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1976 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

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

John R. Dunn II and George Dunn are brothers.

Except for Dr. Dunn and Mr. Giffhorn, all of our directors are independent directors, as defined by current NASDAQ listing standards and the rules and regulations of the SEC.

Committees of the Board of Directors

Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engaged by the audit committee. The Audit Committee, which met four times during fiscal year 2007, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2007, the Audit Committee consisted of Dr. Vermaelen (Chairman) and Mr. Giffhorn.

The Board of Directors has determined that Dr. Vermaelen is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board's conclusions regarding the qualifications of Dr. Vermaelen as an audit committee financial expert were based on his experience at financial and educational institutions and his doctoral degree in finance.

Code of Ethics

We have set forth our policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2007.

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

Based solely on our review of copies of the reports we received from persons required to make such filings and our own records, we believe that from the period July 1, 2006 through June 30, 2007 that all such forms were timely filed with the SEC.

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended June 30, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and	Fiscal		Option
Principal Position	Year	Salary ($)	Awards ($)	Total ($)
[a]	[b]	[c]	[f]	[j]
John R. Dunn II	2007	$108,000	$5,071	$113,071
President, CEO and	2006	$108,000	$27,427	$135,427
Director

George Dunn	2007	$108,000	$5,071	$113,071
VP, Secretary and	2006	$102,000	$24,565	$126,565
COO

We estimate the fair value of the options issued at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended:

	June 30, 2007	June 30, 2006

Dividend yield	0%	0%
Volatility	42%	1%-30%
Risk-free interest rates	5.10%	2.76%-4.84%
Expected life	5 years	5 years

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number	Option	Option
	of	Exercise	Expiration
	Securities	Price	Date
	Underlying	($)
	Unexercised
	Options
	(#)
	Exercisable
[a]	[b]	[e]	[f]
John R. Dunn II	40,000	$0.75	April 6, 2011
President, CEO and	60,000	$0.64	April 6, 2011
Director	50,000	$0.64	June 15, 2012

George Dunn	400,000	$0.125	April 6, 2011
VP, Secretary and	400,000	$0.025	April 6, 2011
COO	60,000	$0.64	April 6, 2011
	50,000	$0.64	June 15, 2012

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

DIRECTOR COMPENSATION

Name	Fees	Option	All Other	Total
	Earned	Awards	Compensation	($)
	or	($)	($)
	Paid In
	Cash
	($)
[a]	[b]	[d]	[g]	[h]
Lowell W. Giffhorn	-	$5,071	$75,000	$80,071
Theo Vermaelen	-	$5,071	-	$5,071
Stephen Eisold	-	$5,071	-	$5,071
Jason Booth	-	$9,043	-	$9,043

Mr. Giffhorn is our Chief Financial Officer and one of our directors. The amount reflected as other compensation is the amount he was paid as our Chief Financial Officer. He received no compensation for being a director.

We reimburse our directors for any travel related expenses incurred in performing their duties as directors. In addition, we granted stock options to each of Messrs. Dunn, Giffhorn, Vermaelen, and Eisold in the amounts of 50,000 and 100,000 shares and to Mr. Booth in the amount of none and 100,000 shares during the years ended June 30, 2007 and 2006, respectively.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of September 25, 2007, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 2236 Rutherford Road, Suite 107, Carlsbad, California 92008.

		Shares of Common	Percentage
		Stock Beneficially	of Outstanding
Name	Postion with the Company	Owned (1) (2)	Shares

Executive Officers and
Directors

John R. Dunn II (3)	Chairman of the Board, Chief Executive Officer, Chief Technical Officer and Director	5,005,000	21.0%

George Dunn (4)	Vice President, Secretary and Chief Operating Officer	2,301,000	9.4%

Lowell W. Giffhorn (5)	Vice President, Chief Financial Officer and Director	645,000	2.7%

Theo Vermaelen (6)	Director	859,359	3.6%

Steven Eisold (7)	Director	724,494	3.0%

Jason Booth (8)	Director	75,000	*

All Exective Officers and Directors as a Group (6 persons) (9)		9,609,853	37.3%

Greater than 5% Owners

Potawatomi Business Development Corp.		4,000,000	Note 10

Robert Tabor		4,730,589	20.0%

Massoud Kharrazian		1,487,136	6.3%

* Less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) Includes stock options, common stock purchase warrants and convertible debentures exercisable within 60 days from the date hereof.
(3) Comprised of 4,880,000 shares and 125,000 stock options.
(4) Comprised of 1,416,000 shares and 885,000 stock options.
(5) Comprised of 20,000 shares, 125,000 stock options, 300,000 common stock purchase warrants and 200,000 shares issuable on the conversion of a debenture.
(6) Comprised of 654,359 shares, 125,000 stock options, 40,000 common stock purchase warrants and 40,000 shares issuable on the conversion of a debenture.
(7) Comprised of 599,494 shares and 125,000 stock options.
(8) Comprised of 75,000 stock options.
(9) Comprised of 7,549,853 shares, 1,460,000 stock options, 340,000 common stock purchase warrants and
  240,000 shares issuable on the conversion of a debenture.
10)  The shares issuable to Potawatomi Business Development Corp. (PBDC) on the conversion of debentures or the exercise of warrants would not be deemed beneficially owned (due to exercise restrictions within the debentures and warrants) within the meaning of
  Sections 13(d) and 13(g) of the Exchange Act to the extent that their acquisition in a debenture conversion or a warrant exercise by
  PBDC would cause PBDC to own in excess of 4.99% of our outstanding common stock immediately following such conversion or exercise. By the terms of the debentures and warrants, the 4.99% limitation may be increased to a maximum of 9.99% if we accept a tender offer and a change in control takes place. Therefore, it is expected that PBDC will not beneficially own more than 9.99% of our outstanding common stock at any time. Carol Leese has ultimate voting and/or investment control over the securities owned by PBDC.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
shareholders	4,975,000	$0.41	2,525,000

Equity compensation
plans not approved
by shareholders	8,660,667	$0.88	-

Total	13,635,667	$0.71	2,525,000

Common shares issuable on the exercise of common stock warrants have not been approved by the shareholders and, accordingly, have been segregated in the above table.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June and December 2006 we entered into 8% Convertible Debentures with attached common stock purchase warrants with Mr. Giffhorn, an executive officer and director, and Dr. Vermaelen, a director, aggregating $120,000. The Convertible Debentures mature in two years and the common stock purchase warrants are exercisable from 1 to 5 years with exercise prices ranging form $0.60 to $1.00.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties.

One of our directors, Jason Booth, is also a director for the Potawatomi Business Development Corporation.

ITEM 13.     EXHIBITS

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The following consolidated financial statements and Report of
Independent Registered Certified Public Accounting Firm is included in Part II of this Report:

Report of Farber Hass Hurley & McEwen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of June 30, 2007 and 2006

Consolidated Statements of Operation- Years Ended June 30, 2007 and 2006

Consolidated Statement of Stockholders' Equity- Years Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows- Years Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

2. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Document

3.0	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of the Company, as amended November	(1)
	30, 1994, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to
	Registration Statement on Form SB-2 dated December 22, 1994

3.2	Certificate of Designation of Series A Redeemable Convertible Preferred	(1)
	Stock incorporated by reference to Exhibit 3.2 to Registration Statement on
	Form SB-2 dated October 12, 1994

3.3	Certificate of Designation of Series B Redeemable Convertible Preferred	(1)
	Stock incorporated by reference to Exhibit 3.2 to Registration Statement on
	Form SB-2 dated October 12, 1994

3.4	Bylaws of the Company incorporated by reference to Exhibit 3.4 to	(1)
	Registration Statement on Form SB-2 dated October 12, 1994

3.5	Certificate of Amendment of Articles of Incorporation dated May 16, 2006	(1)
	incorporated by reference to Exhibit 3.5 to Form 10-KSB for year ended June 30, 2006

4.0	Instruments Defining the Rights of Security Holders, Including Debentures

4.1	Agreement and Plan of Merger among Omni U.S.A., Inc., Omni Merger Sub, Inc.,	(1)
	Edward Daniel, Jeffrey Daniel and Brendan Technologies, Inc. dated as of
	December 29, 2005 incorporated by reference to Exhibit 4.1 to Current Report
	on Form 8-K dated January 5, 2006

4.2	Stock Purchase Agreement by and among Jeffrey K. Daniel, Craig L. Daniel, and	(1)
	Edward Daniel, as the Purchases, and Omni U.S.A., Inc., as the Seller, dated as
	of December 29, 2005 incorporated by reference to Exhibit 4.2 to Current Report
	on Form 8-K dated January 5, 2006

4.3	Amendment to Loan and Related Agreements and Waiver of Default (PACCAR)	(1)
	incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated
	January 5, 2006

Exhibit No.	Document

4.4	Amendment to Loan and Related Agreements and Waiver of Default (Textron)	(1)
	incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated
	January 5, 2006

4.5	Promissory Note between Jeffrey K. Daniel, Craig L. Daniel, and Edward Daniel,	(1)
	collectively the Borrowers, and Omni U.S.A., Inc. with a maturity date of
	December 29, 2008 incorporated by reference to Exhibit 4.5 to Current Report
	on Form 8-K dated January 5, 2006

4.6	2006 Equity Incentive Plan incorporated by reference to Exhibit 4.6 to	(1)
	Registration Statement on Form S-8 dated June 15, 2006

4.7	Form of Securities Purchase Agreement incorporated by reference to Exhibit 4.7	(1)
	to Current Report on Form 8-K dated July 18, 2006

4.8	Form of 8% Convertible Debenture incorporated by reference to Exhibit 4.8	(1)
	to Current Report on Form 8-K dated July 18, 2006

4.9	Form of Registration Rights Agreement incorporated by referecne to Exhibit 4.9	(1)
	to Current Report on Form 8-K dated July 18, 2006

4.10	Form of Warrant incorporated by reference to Exhibit 4.10 to Current Report on	(1)
	Form 8-K dated July 18, 2006

4.11	Form of Loan and Security Agreement incorporated by reference to Exhibit 4.11	(1)
	to Current Report on Form 8-K dated July 18, 2007

4.12	Form of 15% Secured Promissory Note incorporated by referecne to Exhibit 4.12	(1)
	to Current Report on Form 8-K dated July 18, 2007

4.13	Form of Warrant incorporated by reference to Exhibit 4.13 to Current Report on	(1)
	Form 8-K dated July 18, 2007

10.0	Material Contracts

10.1	John R. Dunn II Employment Contract dated November 1, 2004 incorporated by	(1)
	reference to Exhibit 10.1 to Current Report on Form 8-K dated January 5, 2006

10.2	George Dunn Employment Contract dated November 1, 2004 incorporated by	(1)
	reference to Exhibit 10.2 to Current Report on Form 8-K dated January 5, 2006

14.0	Code of Ethics

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to Form 10-KSB for year	(1)
	ended June 30, 2006

Exhibit No.	Document

21.0	Subsidiaries of the small business issuer

21.1	Subsidiaries of the small business issuer incorporated by reference to Exhibit 21.1	(1)
	to Form 10-KSB for the year ended June 30, 2006

31.0	Rule 13a-14(a)/15d-14(a) Certifications

31.1	302 Certification of John R. Dunn II	(2)

31.2	302 Certification of Lowell W. Giffhorn	(2)

32.0	Section 1350 Certifications

32.1	906 Certification of John R. Dunn II	(2)

32.2	906 Certification of Lowell W. Giffhorn	(2)

	(1) Previously filed in indicated registration statement or report
	(2) Exhibit filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Brendan by our principal accountant for the fiscal years ended June 30, 2007 and 2006:

Farber Hass Hurley & McEwen LLP

Fee category	2007	2006

Audit fees	$82,794	$16,250

Audit-related fees	$1,400	$-

Tax fees	$-	$-

All other fees	$-	$-

Total fees	$84,194	$16,250

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, Farber Hass Hurley & McEwen LLP (“FHHM”) are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of our members to approve services by FHHM in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage FHHM to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than our next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on FHHM’s independence. The full Audit Committee pre-approved all services provided by FHHM in fiscal 2007 and 2006.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee approved that the Board of Directors include our audited financial statements in our Annual Report on Form 10-KSB for the years ended June 30, 2007 and 2006 filed with the Securities and Exchange Commission.

Index to Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, June 30, 2007 and 2006	F-3

Consolidated Statements of Operation, for the years ended
June 30, 2007 and 2006	F-4

Consolidated Statement of Stockholders' Deficit, for the years ended
June 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows, for the years ended June 30,
2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7-F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Brendan Technologies, Inc.
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Brendan Technologies, Inc. ("the Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brendan Technologies, Inc. as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $2,111,000 in the current year, has negative working capital of approximately $1,680,000, and is in default on two of its notes payable. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Farber Hass Hurley McEwen LLP

/s/ Farber Hass Hurley McEwen LLP

Camarillo, California
August 26, 2007

Brendan Technologies, Inc.
Consolidated Balance Sheets

June 30,	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$85,016	$149,512
Accounts receivable, net	75,283	56,107
Prepaid expenses	89,919	301
Total current assets	250,218	205,920

Property and equipment, net	157,356	72,740
Other assets	27,951	8,190

	$435,525	$286,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable in default	$130,000	$255,000
Accrued interest in default	95,382	78,217
Note payable	100,000	-
Accounts payable	12,916	161,430
Accrued wages and vacation	842,525	772,030
Accrued interest	527,434	414,959
Deferred revenue	98,394	77,651
Current portion of lease obligations	7,388	6,442
Current portion 8% convertible debentures net of debt discount	24,010	-
Current portion 8% convertible debentures net of debt discount-
related parties	91,812	-
Total current liabilities	1,929,861	1,765,729

Long term portion of lease obligations	3,607	10,996
8% Convertible debentures net of debt discount	1,343,868	23,002
8% Convertible debentures net of debt discount - related parties	34,154	83,652
Total liabilities	3,311,490	1,883,379

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 23,705,594 and 25,498,794 issued and
outstanding at June 30, 2007 and 2006, respectively	118,409	127,366
Additional paid in capital	5,358,033	4,517,814
Accumulated deficit	(8,352,407)	(6,241,709)
Total stockholders' deficit	(2,875,965)	(1,596,529)
	$435,525	$286,850
See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Brendan Technologies, Inc.
Consolidated Statements of Operation

Year Ended June 30,	2007	2006

Revenue	$521,330	$681,337

Selling expenses	101,296	103,190
General and administrative expenses	2,115,310	1,215,966
	2,216,606	1,319,156

Income (loss) from operations	(1,695,276)	(637,819)

Other income (expense)
Other income	38,121	-
Interest expense	(453,543)	(207,574)

Loss before provision for income taxes	(2,110,698)	(845,393)

Provision for income taxes	-	-

Net loss	$(2,110,698)	$(845,393)

Basic and diluted loss per share	$(0.09)	$(0.06)

Basic and diluted weighted average
common shares outstanding	23,710,507	15,146,106

See accompanying report of independent registered public accounting firm, summary of accounting

Brendan Technologies, Inc.
Consolidated Statements of Stockholders' Deficit

Years Ended June 30, 2007 and 2006
	Common Stock		Additional Paid	Retained Earnings	Stockholders'
	Shares	Amount	in Capital	(Deficit)	(Deficit)
Balance, July 1, 2005	4,687,209	$23,413	$1,161,948	$(5,396,316)	$(4,210,955)

Issuance of common stock at $3.00
per share	67,500	337	202,163	-	202,500
Offering costs paid in cash			(31,875)	-	(31,875)
Brendan shares converted to Omni at 4 to 1	14,264,127	71,248	(71,248)	-	-
Brendan notes payable and accrued interest
converted to Omni stock	4,352,879	21,743	2,632,455	-	2,654,198
Omni common shares issued in payment of
Brendan accounts payable related to merger	100,000	500	34,500	-	35,000
Omni common shares issued to an
individual as costs of the merger	800,000	3,996	(3,996)	-	-
Omni shares previously outstanding
recapitalized due to the merger	1,227,079	6,129	(6,129)	-	-
Sale of previous Omni operating subsidiaries
treated as contributed capital	-	-	498,000	-	498,000
Value of warrants and stock options issued	-	-	101,996	-	101,996
Net (loss) for the year ended
June 30, 2006	-	-	-	(845,393)	(845,393)
Balance, June 30, 2006	25,498,794	$127,366	$4,517,814	$(6,241,709)	$(1,596,529)

Cancellation of shares	(1,793,200)	(8,957)	8,957	-	-
Warrant valuation related to financing costs	-		40,403	-	40,403
Warrant valuation as result of services provided	-		30,390	-	30,390
Non cash issuance of stock options	-		80,208	-	80,208
Non cash debt discount on issuance of
8% convertible debentures, net of amortization	-		680,261	-	680,261
Net (loss) for the year ended June 30, 2007	-		-	(2,110,698)	(2,110,698)
Balance, June 30, 2007	23,705,594	$118,409	$5,358,033	$(8,352,407)	$(2,875,965)
See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Brendan Technologies, Inc.
Consolidated Statements of Cash Flows

Year Ended June 30,	2007	2006
Operating activities:
Net loss	$(2,110,698)	$(845,393)
Adjustments to reconcile net loss
to cash provided by operating activities:
Amortization and depreciation	46,189	14,858
Provision for uncollectible receivables	1,000	-
Stock option compensation	80,208	83,650
Amortization of debt discount	164,951	-
Amortization of financing costs	17,398	-
Amortization of warrant valuation issued for services	11,397	-
Other non cash items	(38,122)	98,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,176)	15,644
(Increase) decrease in prepaid expense and other assets	(67,381)	29
Increase (decrease) in accounts payable	(110,392)	48,773
Increase (decrease) in accrued liabilities	200,135	60,967
Increase (decrease) in deferred revenue	20,743	14,654
Net cash (used in) operating activities	(1,804,748)	(508,818)
Investing activities:
Purchase of property and equipment	(130,805)	(67,351)
Net cash (used in) investing activities	(130,805)	(67,351)
Financing activities:
Principal payments of lease obligations	(6,443)	(2,448)
Principal payments on notes payable in default	(125,000)	-
Proceeds from notes receivable on sale of Omni divisions	-	400,000
Proceeds from issuance of 8% convertible debentures	1,902,500	125,000
Proceeds from issuance of short term note payable	100,000	-
Proceeds from issuance of common stock, net of cash
paid for costs	-	170,625
Net cash provided by financing activities	1,871,057	693,177
Net increase (decrease) in cash and cash equivalents	(64,496)	117,008
Cash and cash equivalents, beginning of year	149,512	32,504
Cash and cash equivalents, end of year	$85,016	$149,512
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$88,306	$17,708
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Debt discount on 8% convertible debentures	$680,261	$18,346
Financing costs related to debentures and notes	$40,403	$-
Valuation of warrants issued for services	$30,390	$-
Property and equipment acquired through lease	$-	$7,886
Conversion of Brendan notes payable into common stock	$-	$1,692,972
Conversion of Brendan accrued interest into common stock	$-	$961,226
Issuance of common stock in payment of accounts payable	$-	$35,000
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

Name Change and Merger of Brendan Technologies, Inc. into Omni, U.S.A., Inc.

On September 15, 2006, Omni changed its name to Brendan Technologies, Inc. On December 29, 2005, Omni U.S.A., Inc., a Nevada corporation (“Omni”), Omni’s wholly-owned subsidiary Omni Merger Sub, Inc., a Michigan corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brendan Technologies, Inc., a Michigan corporation (“Brendan Sub”), pursuant to which Merger Sub was merged with and into Brendan Sub and Brendan Sub became the surviving corporation in the merger and a wholly-owned subsidiary of Omni. Brendan Sub continues its corporate existence under the laws of the State of Michigan. Concurrently with the merger, 4,754,709 shares of Brendan Sub common stock outstanding immediately before the merger were converted into 19,018,836 shares of Omni common stock, a four for one ratio. Also concurrently with the merger, (i) 4,352,879 shares of Omni common stock were issued to the holders of Brendan Sub Senior and Bridge Notes totaling $2,654,198 in aggregate principal and interest, a conversion rate of 1.64 shares per $1.00 under such debt; (ii) 900,000 shares of Omni common stock was issued to individuals who participated in the arrangement of the merger.

Common stock options and warrants exercisable into 973,500 shares of Brendan Sub before the merger became exercisable into 3,894,000 common shares of Omni after the merger. The exercise price of the Omni stock options and warrants were adjusted to 25% of the exercise price of the Brendan Sub stock options and warrants.

Following the transactions effected by the Merger Agreement, Brendan Sub is now our sole wholly-owned subsidiary and we conduct all our operations through Brendan Sub.

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the years ended June 30, 2007 and 2006, we incurred net losses of $2,110,698 and $845,393, respectively, and had an accumulated deficit of $8,352,407 and $6,241,709, at June 30, 2007 and 2006, respectively. In addition, at June 30, 2007, we had a working capital deficit of $1,679,643 and are in default on $225,382 of debt and interest. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to our ability to continue as a going concern. Since inception, we have satisfied our capital needs through debt and equity financings and expect to continue to fund our operations from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to us or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to our ability to continue as a going concern. Since inception, we have satisfied our capital needs through debt and equity financings and expect to continue to fund our operations from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to us or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management’s Plans

Management's plans to eliminate the going concern situation include, but are not limited to, the following:

•     Obtain additional equity or debt financing from investors. Subsequent to June 30, 2007, we received net proceeds of $555,000 from the issuance of a bridge loan to a group of five investors.

•    Increase revenue from the sale of our software. We are anticipating releasing an upgraded version of our software during the next twelve months that will address customer enterprise level requirements.

•    If necessary, we will initiate cost cutting programs that would reduce cash requirements.

Note 3 -  Summary of Significant Accounting Policies

Consolidation Policy

The foregoing financial information has been prepared from the books and records of Brendan. Brendan’s consolidated financial statements include the accounts of our wholly-owned subsidiary, Brendan Sub. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of ours in conformity with accounting principles generally accepted in the United States.

Cash and cash Equivalents

Cash and cash equivalents include cash, funds invested in money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Trade Accounts Receivable

We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered to be uncollectible.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued).

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Revenue Recognition

We recognize revenues related to software licenses and software maintenance in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statements of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 94-4 and SOP No. 98-9. We follow the guidance established by the SEC in Staff Accounting Bulletin No. 104, as well as generally accepted criteria for revenue recognition, which require that, before revenue is recorded, there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured, and delivery to our customer has occurred. In addition, our invoices may include multiple elements that identify vendor specific objective evidence of fair value for each of those elements. We recognize revenue as follows:

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

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

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

Stock Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under APB 25 are no longer an alternative for financial statement reporting purposes.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

We have selected the Black-Scholes method of valuation for share-based compensation and have adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

The following table illustrates the pro forma effect on our net loss and net loss per share as if we had adopted the fair value based method of accounting for stock-based compensations under the provisions of SFAS 123R at the beginning of the year ended June 30, 2006:

Year Ended June 30,
2006

Net income (loss), as reported	$(845,393)
Stock-based employee compensation,
net of tax effects	$(57,078)
Proforma net income (loss)	$(902,471)

Net income (loss) per share:
Basic and diluted- as reported	$(0.06)
Basic and diluted- proforma	$(0.06)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model.

Stock options to purchase up to 695,000 and 460,000 shares of common stock were granted to employees and directors during the years ended June 30, 2007 and 2006 and $80,208 and $83,650 was charged to expense for the years ended June 30, 2007 and 2006. The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended June 30:

	2007	2006
Dividend yield	None	None
Interest rate	4.62% to 5.10%	4.84%
Expected lives	5 Years	5 years
Volatility	39% to 43%	37%
Forfeitures (estimated)	0%	0%

We apply SFAS No. 123 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense and included in general and administrative expenses as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Loss Per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the years ended June 30, 2007 and 2006, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

	June 30,
	2007	2006

Convertible debentures	4,055,000	250,000
Options	4,975,000	4,622,334
Warrants	8,660,667	720,667
Total	17,690,667	5,593,001

Fair Value of Financial Instruments

Our financial instruments include accounts receivable, notes receivable, accounts payable, notes payable and accrued wages. The book value of all financial instruments is representative of their fair values.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Concentrations of Credit Risk

Financial instruments which potentially subject us to credit risk are primarily accounts receivable. Credit risk concentration with respect to receivables is limited due to the geographic dispersion of our customer base. We conduct ongoing credit evaluations but do not obtain collateral or other forms of security. We believe our credit policies do not result in significant adverse risk and historically have not experienced significant credit-related losses. We had two customers whose balances due at June 30, 2007 exceeded 10% of gross accounts receivable (12% and 10%). At June 30, 2006, we had two customers which accounted for 29% and 18% of our accounts receivable balance.

We have several customers which accounted for greater than 10% of our sales. Two customers accounted for 24% and 12% of our sales for the year ended June 30, 2007 and one customer accounted for 42% of our sales for the year ended June 30, 2006.

Recently Enacted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

Note 4-  Accounts Receivable

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	June 30,
	2007	2006

Accounts receivable - trade	$81,283	$61,107
Allowance for doubtful accounts	(6,000)	(5,000)

Accounts receivable, net	$75,283	$56,107

Note 5-  Property and Equipment

The following is a summary of equipment, at cost, less accumulated depreciation:

	June 30,
	2007	2006

Computer equipment	$214,131	$95,047
Furniture and fixtures	115,982	104,261
	330,113	199,308

Less accumulated depreciation	172,757	126,568

	$157,356	$72,740

Depreciation expense for the years ended June 30, 2007 and 2006 was $46,189 and $14,858, respectively.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 6-  Accrued Wages and Accrued Interest

From 1999 through 2004, employees deferred a portion of their wages accumulating $687,527. This amount plus employee taxes payable thereon remains outstanding at June 30, 2007 and 2006. The outstanding balance accrues interest at the rate of 12% per annum. The amount of accrued interest payable related to the deferred wages equaled $455,974 and $414,723 at June 30, 2007 and 2006, respectively. We anticipate paying the accrued wages and interest either in cash or by allowing the employees to convert to common stock. Two of the employees with accumulated wages payable of $352,455 and accrued interest payable of $231,367 and $210,221 at June 30, 2007 and 2006, respectively, are affiliates of ours.

Note 7- Convertible Notes Payable in Default

Three of 53 convertible notes payable were not converted into common stock of Brendan at the time of its merger with Omni. One of these notes was paid in July 2006 and the remaining two are outstanding and, therefore, remain in default at June 30, 2007 and consist of the following:

	June 30,	June 30,
	2007	2006

Two convertible, unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000
Unsecured, convertible note payable for $125,000,
with an interest rate of 12% per annum.	-	125,000

	$130,000	$255,000

Note 8 - 8% Convertible Debentures

Overview. From June 2006 through June 2007, we sold an aggregate of $2,027,500 of 8% convertible debentures to a group of 24 investors, two of which are affiliates of ours. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable, at the election of the debenture holder, either quarterly in cash or in common stock at the earlier of the conversion or maturity of the debenture.

Number of Shares Debentures May Be Converted Into. The debentures can be converted into a number of our common shares at a conversion price equal to $0.50 per share.

Warrants. Concurrent with the issuance of the convertible debentures, we issued two warrants to each debenture holder to purchase shares of our common stock. One warrant is exercisable at $0.60 per share within five years of issuance while the other warrant is exercisable at $1.00 per share within one year of issuance.

Right of First Refusal. The debenture holders have a right of first refusal to purchase or participate in any equity securities offered by us in any private transaction which closes on or prior to the date that is two years after the issue date of each debenture.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Registration Rights. We are responsible for registering the resale of the shares of our common stock which will be issued on the conversion of the debentures.

Restrictions on Use of Funds. We may not pay any cash dividends without the debenture holders’ prior written approval.

The following table presents the status, as of June 30, 2007 and 2006, of our convertible debentures:

	As of
	June 30, 2007	June 30, 2006

Convertible debentures issued	$2,027,500	$125,000
Less debt discount	(533,656)	(18,346)

	1,493,844	106,654
Less current portion	(115,822)	-

Long term portion	$1,378,022	$106,654

Current issued to related parties	$91,812	$-
Long term issued to related parties	$34,154	$83,652

Maturity dates of outstanding
convertible debentures

June 2008	$125,000	$125,000
June 2009	1,902,500	-
	$2,027,500	$125,000

Note 9-  Lease Obligations

Operating Lease

We have entered into a two-year building lease for our office commencing in June 2006 and expiring in May 2008 with a one year option to renew. Lease expense for the years ended June 30, 2007 and 2006 amounted to $73,854 and $71,076, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending June 30,

2008	$54,835

Total minimum lease payments	$54,835

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 10- Capital Stock

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.004995 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2007.

Common Stock

We have authorized 50,000,000 shares of common stock at $.004995 par value. At June 30, 2007, we had 23,705,594 shares of common stock issued and outstanding.

During the year ended June 30, 2006, we issued 67,500 shares of common stock for proceeds of $202,500 less offering costs of $31,875; reflected 14,264,127 shares to affect a 4 for 1 reverse merger with shareholders of Brendan Sub, issued 4,352,879 shares in exchange for notes payable and accrued expenses to note holders of Brendan Sub, and issued 900,000 shares to individuals who participated in the reverse merger. At the conclusion of the reverse merger, the shareholders of the predecessor corporation held 1,227,079 shares of common stock. Of the 14,264,127 shares discussed above, 12,470,927 have been issued and 1,793,200 are for an individual and relate to a 1999 agreement with an investment banking firm in which the individual was a principal. The individual was obligated to use his best efforts to secure private placement financings and the investment banking firm was to underwrite an initial public offering for us. Although outstanding on the records as of June 30, 2006, the individual was not entitled to these shares and we had not issued the shares as of June 30, 2006. The 1,793,200 shares were cancelled during the year ended June 30, 2007.

Warrants

During the year ended June 30, 2007, we issued 7,610,000 common stock purchase warrants to a group of 21 investors, one of which is our affiliate, related to the issuance of 8% convertible debentures. In addition, we issued a common stock purchase warrant for the purchase of 240,000 common shares to one individual who assisted us in raising funds, a warrant to one individual for the purchase of 240,000 common shares related to our investor relations program and a warrant to one investor for 100,000 common shares related to a short term note. During the year, one year warrants issued in conjunction with the 8% convertible debentures representing 250,000 common shares expired. A warrant to purchase up to 166,667 common shares remains outstanding which was issued by the predecessor company as a result of their financings with an institutional investor.

During the year ended June 30, 2006, we issued 500,000 common stock purchase warrants to a group of five individual investors, two of which are our affiliates, related to the issuance of 8% convertible debentures. In addition, we issued a common stock purchase warrant for the purchase of 54,000 post-merger shares to one individual who assisted us in raising funds. In addition, a warrant exercisable into up to 358,400 post merger shares expired during the year ended June 30, 2006.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

A summary of the status of the warrants granted under various agreements at June 30, 2007 and
2006, and changes during the years then ended is presented below:
	Warrants
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, June 30, 2005	89,600	2.25

Post Merger warrants at 4 for 1	358,400	0.56
Predecessor warrants outstanding	166,667	6.00
Granted	554,000	0.80
Cancelled	(358,400)	0.56
Outstanding, June 30, 2006	720,667	2.00

Granted	8,190,000	0.79
Cancelled	(250,000)	1.00
Outstanding, June 30, 2007	8,660,667	$0.88

Exercisable, June 30, 2006	720,667	$2.00
Exercisable, June 30, 2007	8,660,667	$0.88

The weighted average grant date fair value of warrants issued during the year ended June 30, 2007 was $0.08.

We estimate the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended June 30, 2007: dividend yield of zero percent; expected volatility of 39% to 43%, risk-free interest rates of 4.57% to 5.20%; and expected lives of 1 to 5 years and for the year ended June 30, 2006: dividend yield of zero percent, expected volatility of 37%, risk-free interest rates of 5.13% to 5.28%, and expected lives of 1 to 5 years.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$ 0.60	4,635,000	4.31	$0.60	4,635,000	$0.60
$ 0.75	54,000	3.13	$0.75	54,000	$0.75
$ 1.00	3,805,000	0.33	$1.00	3,805,000	$0.33
$ 6.00	166,667	2.01	$6.00	166,667	$6.00
	8,660,667	2.51	$0.88	8,660,667	$0.88

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

Under the Plan, we have reserved 7.5 million shares underlying stock options for issuance, of which 4,950,000 options are issued and outstanding to executive officers, employees and consultants at prices ranging from $0.025 to $0.75 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

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

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. During the years ended June 30, 2007 and 2006, there were options granted to purchase up to 695,000 and 460,000 shares of common stock.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

There also remain outstanding stock options inherited from another stock option plan of the predecessor company which were issued to employees, directors and consultants of the predecessor company. The number of stock options outstanding at June 30, 2007 from the predecessor company’s plan is 25,000 with exercise prices ranging from $3.56 to $6.75 per share.

A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2007, are presented in the table below:
	Options
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, June 30, 2005	960,000	$1.25

Post Merger options at 4 for 1	3,840,000	0.31
Granted	460,000	0.68
Predecessor options outstanding	322,334	3.13
Outstanding, June 30, 2006	4,622,334	0.55

Granted	695,000	0.64
Cancelled	(342,334)	2.69
Outstanding, June 30, 2007	4,975,000	0.41

Exercisable, June 30, 2006	4,472,334	$0.54
Exercisable, June 30, 2007	4,559,500	$0.36

The weighted average grant date fair value of options granted during the year ended June 30, 2007 was $0.15.

As of June 30, 2007 and 2006, the number of unvested shares equaled 415,500 and 150,000 shares, respectively.  As of June 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $56,471.  This cost is expected to be recognized over a weighted average period of 1.2 years.

The aggregate pre-tax intrinsic value of outstanding options, based on the closing price of $0.38 as of June 30, 2007, was $774,200 and there was no intrinsic value for options granted during the year ended June 30, 2007.

The total fair value of options vested during the year ended June 30, 2007 was approximately $80,208 and for June 30, 2006 was $83,650.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.025	1,520,000	3.77	$0.03	1,520,000	$0.03
$0.125	920,000	3.77	$0.13	920,000	$0.13
$0.64-0.65	950,000	4.36	$0.64	534,500	$0.64
$0.75	1,560,000	3.77	$0.75	1,560,000	$0.75
$3.00-6.75	25,000	2.20	$4.73	25,000	$4.73
	4,975,000	3.87	$0.41	4,559,500	$0.36

Note 11- Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires us to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The temporary differences gave rise to the following deferred tax asset (liability):

	June 30,
	2007	2006

Allowance for bad debts	$2,000	$2,000
Valuation of stock options and warrants	96,000	33,000
Accrued wages	274,000	274,000
Accrued vacation	27,000	-
Deferred income	39,000	31,000
Net operating loss carryforwards	2,888,000	2,146,000
Valuation allowance	(3,326,000)	(2,486,000)
Net deferred tax asset	$-	$-

As of June 30, 2007, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management has not determined that it is more likely than not that the deferred tax asset will be realized. No current tax provision was recorded for the years ended June 30, 2007 and 2006 due to reported losses. The valuation allowance increased $840,000 from the prior period.

At June 30, 2007, we have federal net operating loss carryforwards of approximately $7,251,000 that expire from 2017 through 2025 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and state net operating loss carryforwards of approximately $6,800,000 that expire from 2010 through 2015.

BRENDAN TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements (Continued)

Note 12- Subsequent Events

In July 2007 we issued a 15% bridge loan with attached common stock purchase warrants for $600,000 ($555,000 net of costs) to five investors. The bridge loan will mature in nine months and the interest is payable monthly. The attached common stock purchase warrants have exercise prices of $0.60 per share for 600,000 shares which expire in five years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BRENDAN TECHNOLOGIES., INC.
a Nevada corporation

By:	/s/ JOHN R. DUNN II	Dated: September 28, 2007
John R. Dunn II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN R. DUNN II	Chief Executive Officer,	September 28, 2007
John R. Dunn II	President and Director

/s/ GEORGE DUNN	Chief Operating Officer and Secretary	September 28, 2007
George Dunn

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal
Lowell W. Giffhorn	Accounting Officer) and Director	September 28, 2007

/s/ THEO VERMAELEN	Director	September 28, 2007
Theo Vermaelen

/s/ STEPHEN EISOLD	Director	September 28, 2007
Stephen Eisold

/s/ JASON BOOTH	Director	September 28, 2007
Jason Booth