Form 10QSB
period 2007-09-30
BRENDAN TECHNOLOGIES INC
filed 2007-11-14
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value	25,450,594
(Class)	Outstanding at November 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Brendan Technologies, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed consolidated Balance Sheets as of September 30, 2007 (unaudited) and June 30, 2007	3

	Condensed consolidated Statements of Operations for the three months ended September 30, 2007 and 2006(unaudited)	4

	Condensed consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	16

SIGNATURES		16

* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,200	$85,016
Accounts receivable, net	148,842	75,283
Prepaid expenses	189,949	89,919
Total current assets	349,991	250,218

Property and equipment, net	148,687	157,356
Other assets	23,384	27,951
	$522,062	$435,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable in default	$130,000	$130,000
Accrued interest in default	98,890	95,382
Note payable	-	100,000
Secured bridge loan payable	600,000	-
Accounts payable	97,512	12,916
Accrued wages and vacation	833,795	842,525
Accrued interest	543,996	527,434
Deferred revenue	138,898	98,394
Current portion of lease obligations	6,589	7,388
Current portion 8% convertible debentures net of debt discount	935,799	24,010
Current portion 8% convertible debentures net of debt discount-related parties	93,852	91,812
Total current liabilities	3,479,331	1,929,861

Long term portion of lease obligations	2,599	3,607
8% Convertible debentures net of debt discount	500,750	1,343,868
8% Convertible debentures net of debt discount - related parties	37,837	34,154
Total liabilities	4,020,517	3,311,490

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares authorized: 23,705,594 issued and outstanding at September 30, 2007 and June 30, 2007	118,409	118,409
Additional paid in capital	5,442,994	5,358,033
Accumulated deficit	(9,059,858)	(8,352,407)
Total stockholders' deficit	(3,498,455)	(2,875,965)
	$522,062	$435,525

See accompanying summary of accounting policies and notes to unaudtied condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2007	2006

Revenue	$159,826	$87,395

Selling expenses	42,688	23,205
Research and development	118,768	83,136
General and administrative expenses	467,255	317,923
	628,711	424,264

Loss from operations	(468,885)	(336,869)

Other expense
Interest expense	(238,566)	(69,003)

Loss before provision for income taxes	(707,451)	(405,872)

Provision for income taxes	-	-

Net loss	$(707,451)	$(405,872)

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	23,705,594	23,705,594

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(707,451)	$(405,872)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and depreciation	18,625	8,598
Stock option compensation	7,786	18,066
Amortization of warrants	77,175	-
Amortization of debt discount	74,394	22,287
Provision for uncollectible receivables	-	1,000
Changes in assets and liabilities:
Accounts receivable	(73,559)	23,477
Prepaid expense and other assets	(95,463)	(10,265)
Accounts payable	83,910	(63,239)
Accrued liabilities	12,027	44,427
Deferred revenue	40,504	6,827
Net cash used in operating activities	(562,052)	(354,694)
Investing activities:
Purchase of property and equipment	(9,956)	(15,414)
Net cash used in investing activities	(9,956)	(15,414)
Financing activities:
Principal payments of lease obligations	(1,808)	(1,500)
Principal payments on notes payable in default	-	(125,000)
Principal payments on notes payable	(100,000)	-
Proceeds from issuance of secured bridge loan	600,000	-
Proceeds from issuance of 8% convertible debentures, net of costs	-	900,000
Net cash provided by financing activities	498,192	773,500
Net increase in cash and cash equivalents	(73,816)	403,392
Cash and cash equivalents, beginning of year	85,016	149,512
Cash and cash equivalents, end of period	$11,200	$552,904

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$63,640	$2,289
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$-	$8,957
Debt discount on 8% convertible debentures	$-	$209,580

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the September 30, 2006 financial statements in order for them to conform to the September 30, 2007 presentation. Such reclassifications have no impact on our financial position or results of operations.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2007 and the year ended June 30, 2007, the Company incurred net losses of $707,451 and $2,110,698, respectively, and had an accumulated deficit of $9,059,858 and $8,352,407, at September 30 and June 30, 2007, respectively. In addition, as of September 30, 2007, the Company had a working capital deficit of $3,129,340 and is in default on $228,890 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended September 30, 2007 and 2006, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30,
	2007	2006

Convertible debentures	4,055,000	2,250,000
Options	4,970,000	4,722,334
Warrants	7,350,667	4,920,667
Total	16,375,667	11,893,001

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4- Notes Payable and Secured Bridge Loan

Notes payable in default consisted of the following:

	September 30,	June 30,
	2007	2007

Two unsecured, senior subordinated notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000

The above notes which were not converted as part of the reverse merger remain in default.

In July 2007, we issued secured bridge loans accumulating $600,000 ($555,000 net of costs) to a group of five investors. The loans are due nine months from the date of issuance and interest is paid in cash at the rate of 15% monthly. The bridge loans are secured by all of our assets. In addition, we issued 690,000 common stock purchase warrants to the investors and individuals who assisted in the transaction.

Note 5- 8% Convertible Debentures

Overview. From June 2006 through June 2007, we sold an aggregate of $2,027,500 of 8% convertible debentures to a group of 23 individual investors, two of which are affiliates of the Company, and one institutional investor. The convertible debentures entitle the debenture holder to convert the principal into our common stock for two years from the date of closing. Interest on the debentures is payable, at the option of the warrant holder, either quarterly in cash or at the earlier of maturity or conversion in common stock of the Company.

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

The following table presents the status, as of September 30 and June 30, 2007, of our convertible debentures:

	As of
	September 30, 2007	June 30, 2007
Convertible debentures issued	$2,027,500	$2,027,500
Less debt discount	(459,262)	(533,656)

	1,568,238	1,493,844
Less current portion	(1,029,651)	(115,822)

Long term portion	$538,587	$1,378,022

Current issued to related parties	$93,852	$91,812
Long term issued to related parties	$37,837	$34,154

Maturity dates of outstanding convertible debentures

September 2008	$1,125,000	$125,000
September 2009	902,500	1,902,500
	$2,027,500	$2,027,500

Note 6- Equity Transactions

We recorded additional paid in capital and non-cash compensation expense for stock options issued to employees and consultants of $7,786 for the three months ended September 30, 2007. Also, we recorded additional paid in capital of $77,175 related to warrants issued as a result of receiving secured bridge loans during the three months ended September 30, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and interest expense for the issuance of stock options and warrants during the current fiscal quarter are as follows:

Expected term of options and warrants	5 years

Expected volatility	42%

Expected dividends	None

Risk-free interest rate	5.03%

Forfeitures	0%

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Three Months Ended
	September 30, 2007
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	4,975,000	$0.41
Granted	-	-
Cancelled	(5,000)	0.65
Exercised	-	-
Outstanding at end of the period	4,970,000	0.41

Exercisable at end of the the period	4,569,500	$0.39

Weighted average fair value of options granted during the period	-	$-

As of September 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $45,657.

A summary of warrants outstanding follows:

	For the Three Months Ended
	September 30, 2007
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	8,660,667	$0.88
Granted	690,000	0.60
Cancelled	(2,000,000)	1.00
Exercised	-	-
Outstanding at end of the period	7,350,667	0.82

Exercisable at end of the the period	7,350,667	$0.82

Note 7- Income Taxes

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, we do not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended September 30, 2007.

At June 30, 2007, we had federal net operating loss carryforwards of approximately $7,251,000 that expire from 2017 through 2025 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended, and state net operating loss carryforwards of approximately $6,800,000 that expire from 2010 through 2015.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8- Subsequent Event

Subsequent to September 30, 2007, we extended a rights offering to our existing warrant holders, whereby, through November 10, 2007, at the sole election of the warrant holder, any outstanding warrant could be exercised at $0.25 per share. For any warrants not exercised, the terms of the warrant remained unchanged. As a result of this rights offering, warrants with original exercise prices ranging from $.60 to $1.00 per share were exercised at $0.25 per share for the purchase of 1,745,000 shares of our common stock resulting in proceeds of $436,250. The difference between the closing price of our common stock on the date of exercise and $.25 will be reflected as additional non-cash interest during the quarter ending December 31, 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR OUR FISCAL YEAR ENDED JUNE 30, 2007.

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

2. Going Concern
These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2007 and the year ended June 30, 2007, the Company incurred net losses of $707,451 and $2,110,698, respectively, and had an accumulated deficit of $9,059,858 and $8,352,407, at September 30 and June 30, 2007, respectively. In addition, as of September 30, 2007, the Company had a working capital deficit of $3,129,340 and is in default on $228,890 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Selected Financial Information

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)%

Statements of Operations
Revenues	$159,826	$87,395	$72,431	82.9%

Selling expenses	42,688	23,205	19,483	84.0%
Research and development	118,768	83,136	35,632	42.9%
General and administrative expenses	467,255	317,923	149,332	47.0%
Interest expense	238,566	69,003	169,563	245.7%
Total expenses	867,277	493,267	374,010	75.8%

Net (loss)	$(707,451)	$(405,872)	$301,579	74.3%

Net (loss) per basic and

Revenues

Revenues for the quarter ended September 30, 2007 increased $72,431, 82.9%, to $159,826 compared to $87,395 for the quarter ended September 30, 2006. The primary reason for the revenue increase was an approximate $30,000 increase in the sale of our existing StatLIA software plus an approximate $35,000 increase in validation revenue related to certifying that software. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2008.

Selling Expenses

Selling expenses increased by $19,483, 84.0%, to $42,688 for the three months ended September 30, 2007 from $23,205 for the three months ended September 30, 2006. This increase was primarily due to an increase of one additional sales person during the current fiscal quarter.

Research and Development Expenses

Research and development expenses increased by $35,632, 42.9%, to $118,768 for the three months ended September 30, 2007 from $83,136 for the three months ended September 30, 2006. This increase was primarily due to an increase in software engineers to complete the upgrade of our StatLIA software to an enterprise version.

General and Administrative Expenses

General and administrative expenses increased by $149,332, 47.0%, to $467,255 for the quarter ended September 30, 2007 from $317,923 for the quarter ended September 30, 2006. The primary reasons for the increase were approximately $96,000 increase in personnel to ramp up for the anticipated release of our StatLIA software to an enterprise version during the first half of calendar year 2008, approximately $34,000 related to our investor relations program, and approximately $21,000 related to travel and trade show presentations.

Interest Expense

Interest expense increased by $169,563, 245.7% increase, to $238,566 for the quarter ended September 30, 2007 from $69,003 for the quarter ended September 30, 2006. The primary reason for the increase in interest was a result of the issuance of 8% convertible debentures and the issuance of secured bridge loans.

Capital Resources

	As of		Increase
	September 30, 2007	June 30, 2007	(Decrease)
Working Capital

Current assets	$349,991	$250,218	$99,773
Current liabilities	3,479,331	1,929,861	1,549,470
Working capital deficit	$(3,129,340)	$(1,679,643)	$1,449,697

Long-term debt	$541,186	$1,381,629	$(840,443)

Stockholders' deficit	$(3,498,455)	$(2,875,965)	$622,490

	Quarter Ended September 30,		Increase
	2007	2006	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(562,052)	$(1,804,748)	$(1,242,696)
Investing activities	$(9,956)	$(130,805)	$(120,849)
Financing activities	$498,192	$1,871,057	$(1,372,865)

	As of		Increase
	September 30, 2007	June 30, 2007	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$11,200	$85,016	$(73,816)

Accounts receivable	$148,842	$75,283	$73,559

Accounts payable and accrued expenses	$1,574,193	$1,382,875	$191,318

Liquidity

Brendan has historically financed its operations through debt and equity financings. At September 30, 2007, we had cash holdings of $11,200, a decrease of $73,816 compared to June 30, 2007. Our net working capital deficit at September 30, 2007, was $3,129,340 compared to $1,679,643 as of June 30, 2007.

These financial statements have been prepared on a going concern basis. However, during the three months ended September 30, 2007 and the year ended June 30, 2007, the Company incurred net losses of $707,451 and $2,110,698, respectively, and had an accumulated deficit of $9,059,858 and $8,352,407, at September 30, 2007 and June 30, 2007, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the three months ended September 30, 2007, the Company issued $555,000 of 15% secured bridge loans, net of costs amounting to $45,000.

Management plans to continue to provide for its capital needs during the twelve months ending September 30, 2008, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

(a)	Exhibits –

Exhibit No.	Title

31.1	302 Certification of John R. Dunn II, Chief Executive Officer
31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer
32.1	906 Certification of John R. Dunn II, Chief Executive Officer
32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRENDAN TECHNOLOGIES, INC.
a Nevada corporation

Date: November 14, 2007	By:	/s/ JOHN R. DUNN II
John R. Dunn II
Chief Executive Officer

(Principal Executive and duly authorized
to sign on behalf of the Registrant)