Form 10QSB
period 2007-12-31
BRENDAN TECHNOLOGIES INC
filed 2008-02-14
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value	25,550,594

(Class)	Outstanding at February 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Brendan Technologies, Inc.
INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed consolidated Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007	3

	Condensed consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006(unaudited)	4

	Condensed consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 (unaudited)	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	17

SIGNATURES		17

* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,353	$85,016
Accounts receivable, net	118,068	75,283
Prepaid expenses	109,537	89,919
Total current assets	259,958	250,218

Property and equipment, net	130,062	157,356
Other assets	19,585	27,951
	$409,605	$435,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable in default	$130,000	$130,000
Accrued interest in default	104,398	95,382
Note payable	-	100,000
Secured bridge loan payable	600,000	-
Accounts payable	61,366	12,916
Accrued wages and vacation	850,272	842,525
Accrued interest	599,980	527,434
Deferred revenue	114,067	98,394
Current portion of lease obligations	5,765	7,388
Current portion 8% convertible debentures net of debt discount	1,082,374	24,010
Current portion 8% convertible debentures net of debt discount-related parties	129,929	91,812
Total current liabilities	3,678,151	1,929,861

Long term portion of lease obligations	1,529	3,607
8% Convertible debentures net of debt discount	428,879	1,343,868
8% Convertible debentures net of debt discount - related parties	7,881	34,154
Total liabilities	4,116,440	3,311,490

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares authorized: xx,xxx,xxx and 23,705,594 issued and outstanding at December 31, 2007 and June 30, 2007	127,625	118,409
Additional paid in capital	5,930,858	5,358,033
Accumulated deficit	(9,765,318)	(8,352,407)
Total stockholders' deficit	(3,706,835)	(2,875,965)
	$409,605	$435,525

See accompanying summary of accounting policies and notes to unaudtied condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31	December 31,	December 31	December 31,
	2007	2006	2007	2006

Revenue	$206,981	$135,253	$366,807	$222,648

Selling expenses	35,734	24,756	78,422	47,961
Research and development	126,961	115,309	245,729	198,444
General and administrative expenses	477,841	449,916	945,096	767,840
	640,536	589,981	1,269,247	1,014,245

Loss from operations	(433,555)	(454,728)	(902,440)	(791,597)

Other expense
Interest expense	(271,904)	(104,101)	(510,470)	(173,104)

Loss before provision for income taxes	(705,459)	(558,829)	(1,412,910)	(964,701)

Provision for income taxes	-	-	-	-

Net loss	$(705,459)	$(558,829)	$(1,412,910)	$(964,701)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	24,975,431	23,705,594	24,340,512	23,705,594

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(1,412,910)	$(964,701)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	37,250	17,650
Stock option compensation	20,816	46,278
Intrinsic value of warrant exercises	22,800	-
Amortization of warrants	77,175	50,191
Amortization of debt discount	155,219	27,421
Provision for uncollectible receivables	8,000	1,000
Changes in assets and liabilities:
Accounts receivable	(50,785)	(7,183)
Prepaid expense and other assets	(11,252)	(1,056)
Accounts payable	48,449	(108,546)
Accrued liabilities	89,309	113,182
Deferred revenue	15,673	21,467
Net cash used in operating activities	(1,000,256)	(804,297)
Investing activities:
Purchase of property and equipment	(9,956)	(26,830)
Net cash used in investing activities	(9,956)	(26,830)
Financing activities:
Principal payments of lease obligations	(3,701)	(3,072)
Principal payments on notes payable in default	-	(125,000)
Principal payments on notes payable	(100,000)	-
Proceeds from issuance of secured bridge loan	600,000	-
Proceeds from exercise of warrants	461,250	-
Proceeds from issuance of 8% convertible debentures, net of costs	-	1,125,000
Net cash provided by financing activities	957,549	996,928
Net increase in cash and cash equivalents	(52,663)	165,801
Cash and cash equivalents, beginning of year	85,016	149,512
Cash and cash equivalents, end of period	$32,353	$315,313

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$96,213	$95,492
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$-	$8,957
Debt discount on 8% convertible debentures	$-	$333,176

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2006 financial statements in order for them to conform to the December 31, 2007 presentation. Such reclassifications have no impact on our financial position or results of operations.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2007 and the year ended June 30, 2007, the Company incurred net losses of $1,412,910 and $2,110,698, respectively, and had an accumulated deficit of $9,765,318 and $8,352,407, at December 31 and June 30, 2007, respectively. In addition, as of December 31, 2007, the Company had a working capital deficit of $3,418,193 and is in default on $234,398 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the six months ended December 31, 2007 and 2006, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31,
	2007	2006

Convertible debentures	4,055,000	2,250,000
Options	5,435,000	4,722,334
Warrants	5,505,667	4,920,667
Total	14,995,667	11,893,001

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4-  Notes Payable and Secured Bridge Loan

Notes payable in default consisted of the following:

	December 31, 2007	June 30, 2007

Two unsecured, senior subordinated notes payable, due on various dates on or before September 2004, bearing interest at 8% per annum.	$130,000	$130,000

The above notes which were not converted as part of the reverse merger remain in default.

In July 2007, we issued secured bridge loans with a face value of $600,000 ($555,000 net of costs) to a group of five investors. The loans are due nine months from the date of issuance and interest is paid monthly in cash at the rate of 15% per annum. The bridge loans are secured by all of our assets. In addition, we issued 690,000 common stock purchase warrants to the investors and individuals who assisted in the transaction.

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

Restrictions on Use of Funds. We may not pay any cash dividends without the debenture holders prior written approval.

The following table presents the status, as of December 31 and June 30, 2007, of our convertible debentures:

	As of
	December 31, 2007	June 30, 2007

Convertible debentures issued	$2,027,500	$2,027,500
Less debt discount	(378,437)	(533,656)

	1,649,063	1,493,844
Less current portion	(1,212,303)	(115,822)

Long term portion	$436,760	$1,378,022

Current issued to related parties	$129,929	$91,812
Long term issued to related parties	$7,881	$34,154

Maturity dates of outstanding convertible debentures

December 2008	$1,350,000	$125,000
December 2009	677,500	1,902,500
	$2,027,500	$2,027,500

Note 6- Equity Transactions

In October 2007, we extended a rights offering to our existing warrant holders, whereby, through November 10, 2007, at the sole election of the warrant holder, any outstanding warrant could be exercised at $0.25 per share. For any warrants not exercised, the terms of the warrant remained unchanged. As a result of this rights offering, warrants with original exercise prices ranging from $.60 to $1.00 per share were exercised at $0.25 per share for the purchase of 1,845,000 shares of our common stock resulting in proceeds of $461,250. The difference between the closing price of our common stock on the date of exercise and $0.25, $22,800, is being reflected as additional non-cash interest during the quarter ending December 31, 2007.

We recorded additional paid in capital and non-cash compensation expense for stock options issued to employees and consultants of $20,816 for the six months ended December 31, 2007. Also, we recorded additional paid in capital of $77,175 related to warrants issued as a result of receiving secured bridge loans during the six months ended December 31, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and interest expense for the issuance of stock options and warrants during the current fiscal quarter are as follows:

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Expected term of options and warrants	5 years

Expected volatility	42% - 43%

Expected dividends	None

Risk-free interest rate	4.24% - 5.03%

Forfeitures	0%

A summary of the options outstanding follows:

	For the Six Months Ended December 31, 2007
Options	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,975,000	$0.41
Granted	500,000	0.65
Cancelled	(40,000)	0.65
Exercised	-	-
Outstanding at end of the period	5,435,000	0.43

Exercisable at end of the the period	4,829,000	$0.36

Weighted average fair value of options granted during the period	500,000	$0.06

As of December 31, 2007, the unamortized portion of stock compensation expense on all existing stock options was $62,025.

A summary of warrants outstanding follows:

	For the Six Months Ended December 31, 2007
Warrants	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,660,667	$0.88
Granted	690,000	0.60
Cancelled	(2,000,000)	1.00
Exercised	(1,845,000)	0.25
Outstanding at end of the period	5,505,667	0.80

Exercisable at end of the the period	5,505,667	$0.80

Note 7- Income Taxes

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three or six months ended December 31, 2007.

Included in the balance at July 1, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

2. Going Concern

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2007 and the year ended June 30, 2007, the Company incurred net losses of $1,412,910 and $2,110,698, respectively, and had an accumulated deficit of $9,765,318 and $8,352,407, at December 31 and June 30, 2007, respectively. In addition, as of December 31, 2007, the Company had a working capital deficit of $3,418,193 and is in default on $234,398 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Selected Financial Information

	Three Months Ended December 31,		Increase
	2007	2006	(Decrease)%

Statements of Operations
Revenues	$206,981	$135,253	$71,728	53.0%

Selling expenses	35,734	24,756	10,978	44.3%
Research and development	126,961	115,309	11,652	10.1%
General and administrative expenses	477,841	449,916	27,925	6.2%
Interest expense	271,904	104,101	167,803	161.2%
Total expenses	912,440	694,082	218,358	31.5%

Net (loss)	$(705,459)	$(558,829)	$146,630	26.2%

Net (loss) per basic and diluted share	$(0.03)	$(0.02)	$0.01	50.0%

Revenues

Revenues for the quarter ended December 31, 2007 increased $71,728, 53.0%, to $206,981 compared to $135,253 for the quarter ended December 31, 2006. The primary reason for the revenue increase was an approximate $54,000 increase in the sale of our existing StatLIA software plus an approximate $20,000 increase in training, maintenance and support related to our software. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2008.

Selling Expenses

Selling expenses increased by $10,978, 44.3%, to $35,734 for the three months ended December 31, 2007 from $24,756 for the three months ended December 31, 2006. This increase was primarily due to an increase in selling commission expense as a result of the increased revenue during the current fiscal quarter.

Research and Development Expenses

Research and development expenses increased by $11,652, 10.1%, to $126,961 for the three months ended December 31, 2007 from $115,309 for the three months ended December 31, 2006. This increase was primarily due to an increase in software engineers to complete the upgrade of our StatLIA software to an enterprise version.

General and Administrative Expenses

General and administrative expenses increased by $27,925, 6.2%, to $477,841 for the quarter ended December 31, 2007 from $449,916 for the quarter ended December 31, 2006. The primary reasons for the increase were approximately $18,000 increase in personnel to ramp up for the anticipated release of our StatLIA software to an enterprise version during the first half of calendar year 2008 and approximately $21,000 related to travel and trade show presentations offset by a reduction in legal and accounting costs.

Interest Expense

Interest expense increased by $167,803, 161.2% increase, to $271,904 for the quarter ended December 31, 2007 from $104,101 for the quarter ended December 31, 2006. The primary reason for the increase in interest was a result of the issuance of 8% convertible debentures and the issuance of secured bridge loans.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Selected Financial Information

	Six Months Ended December 31,		Increase
	2007	2006	(Decrease)%

Statements of Operations
Revenues	$366,807	$222,648	$144,159	64.7%

Selling expenses	78,422	47,961	30,461	63.5%
Research and development	245,729	198,444	47,285	23.8%
General and administrative expenses	945,096	767,840	177,256	23.1%
Interest expense	510,470	173,104	337,366	194.9%
Total expenses	1,779,717	1,187,349	592,368	49.9%

Net (loss)	$(1,412,910)	$(964,701)	$448,209	46.5%

Net (loss) per basic and diluted share	$(0.06)	$(0.04)	$0.02	50.0%

Revenues

Revenues for the six months ended December 31, 2007 increased $144,159, 64.7%, to $366,807 compared to $222,648 for the six months ended December 31, 2006. The primary reason for the revenue increase was an approximate $84,000 increase in the sale of our existing StatLIA software, an approximate $41,000 increase in sales of packages used to validate our software plus an approximate $28,000 increase in training, maintenance and support related to our software. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the first half of calendar year 2008.

Selling Expenses

Selling expenses increased by $30,461, 63.5%, to $78,422 for the six months ended December 31, 2007 from $47,961 for the six months ended December 31, 2006. This increase was primarily due to the increase in our sales force and an increase in selling commission expense as a result of the increased revenue during the current fiscal year.

Research and Development Expenses

Research and development expenses increased by $47,285, 23.8%, to $245,729 for the six months ended December 31, 2007 from $198,444 for the six months ended December 31, 2006. This increase was primarily due to an increase in software engineers to complete the upgrade of our StatLIA software to an enterprise version.

General and Administrative Expenses

General and administrative expenses increased by $177,256, 23.1%, to $945,096 for the six months ended December 31, 2007 from $767,840 for the six months ended December 31, 2006. The primary reasons for the increase were approximately $140,000 increase in personnel to ramp up for the anticipated release of our StatLIA software to an enterprise version during the first half of calendar year 2008 and approximately $33,000 related to travel and trade show presentations.

Interest Expense

Interest expense increased by $337,366, 194.9% increase, to $510,470 for the six months ended December 31, 2007 from $173,104 for the six months ended December 31, 2006. The primary reason for the increase in interest was a result of the issuance of 8% convertible debentures and the issuance of secured bridge loans.

Capital Resources

	As of		Increase
	December 31, 2007	June 30, 2007	(Decrease)
Working Capital

Current assets	$259,958	$250,218	$9,740
Current liabilities	3,678,151	1,929,861	1,748,290
Working capital deficit	$(3,418,193)	$(1,679,643)	$1,738,550

Long-term debt	$438,289	$1,381,629	$(943,340)

Stockholders' deficit	$(3,706,835)	$(2,875,965)	$830,870

	Six Months Ended December 31,		Increase
	2007	2006	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,000,256)	$(804,297)	$195,959
Investing activities	$(9,956)	$(26,830)	$(16,874)
Financing activities	$957,549	$996,928	$(39,379)

	As of		Increase
	December 31, 2007	June 30, 2007	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$32,353	$85,016	$(52,663)

Accounts receivable	$118,068	$75,283	$42,785

Accounts payable and accrued expenses	$1,511,618	$1,382,875	$128,743

Liquidity

Brendan has historically financed its operations through debt and equity financings. At December 31, 2007, we had cash holdings of $32,353, a decrease of $52,663 compared to June 30, 2007. Our net working capital deficit at December 31, 2007, was $3,418,193 compared to $1,679,643 as of June 30, 2007.

These financial statements have been prepared on a going concern basis. However, during the six months ended December 31, 2007 and the year ended June 30, 2007, the Company incurred net losses of $1,412,910 and $2,110,698, respectively, and had an accumulated deficit of $9,765,318 and $8,352,407, at December 31, 2007 and June 30, 2007, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the six months ended December 31, 2007, the Company issued $555,000 of 15% secured bridge loans, net of costs amounting to $45,000.

Management plans to continue to provide for its capital needs during the twelve months ending December 31, 2008, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

BRENDAN TECHNOLOGIES, INC.
a Nevada corporation

Date: February 14, 2008	By:	/s/ JOHN R. DUNN II
John R. Dunn II
Chief Executive Officer

(Principal Executive and duly authorized
to sign on behalf of the Registrant)