Form 10QSB
period 2008-03-31
BRENDAN TECHNOLOGIES INC
filed 2008-05-15
CIK 846732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒_

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.004995 par value    __25,790,594_______

(Class)     Outstanding at May 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Brendan Technologies, Inc.
INDEX
				Page
PART I. FINANCIAL INFORMATION

Item	1	.	Financial Statements:
			Condensed consolidated Balance Sheets as of March 31,
			2008 (unaudited) and June 30, 2007	3
			Condensed consolidated Statements of Operations for the three
			and nine months ended March 31, 2008 and 2007(unaudited)	4
			Condensed consolidated Statements of Cash Flows for the nine
			months ended March 31, 2008 and 2007 (unaudited)	5
			Notes to Condensed Unaudited Consolidated Financial
			Statements	6
Item	2	.	Management’s Discussion and Analysis or Plan of Operation	13
Item	3	.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	*
Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item	3	.	Defaults upon Senior Securities	*
Item	4	.	Submission of Matters to a Vote of Security Holders	*
Item	5	.	Other Information	*
Item	6	.	Exhibits	19

SIGNATURES				19

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Brendan Technologies, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,219	$85,016
Accounts receivable, net	52,979	75,283
Prepaid expenses	82,405	89,919
Total current assets	204,603	250,218

Property and equipment, net	111,436	157,356
Other assets	15,786	27,951
	$331,825	$435,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable in default	$130,000	$130,000
Accrued interest in default	108,906	95,382
Notes payable	213,000	100,000
Secured bridge loan payable	600,000	-
Accounts payable	101,093	14,584
Accrued wages and vacation	1,021,218	840,857
Accrued interest	697,222	527,434
Deferred revenue	98,693	98,394
Current portion of lease obligations	4,914	7,388
Current portion 8% convertible debentures net of debt discount	1,323,291	24,010
Current portion 8% convertible debentures net of debt discount related parties	144,372	91,812
Total current liabilities	4,442,709	1,929,861

Long term portion of lease obligations	393	3,607
8% Convertible debentures net of debt discount	269,587	1,343,868
8% Convertible debentures net of debt discount - related parties	-	34,154
Total liabilities	4,712,689	3,311,490

Stockholders' deficit
Preferred stock, $.004995 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.004995 par value; 50,000,000 shares
authorized: 25,790,594 and 23,705,594 issued and outstanding at
March 31, 2008 and June 30, 2007	128,824	118,409
Additional paid in capital	6,168,073	5,358,033
Accumulated deficit	(10,677,761)	(8,352,407)
Total stockholders' deficit	(4,380,864)	(2,875,965)
	$331,825	$435,525
See accompanying summary of accounting policies and notes to unaudtied condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Revenue	$132,264	$164,888	$499,072	$387,536

Selling expenses	26,952	10,608	105,374	58,570
Research and development	135,677	126,582	381,406	325,026
General and administrative expenses	476,632	392,648	1,421,728	1,160,487
	639,261	529,838	1,908,508	1,544,083

Loss from operations	(506,997)	(364,950)	(1,409,436)	(1,156,547)

Other expense
Interest expense	(405,447)	(128,046)	(915,918)	(301,150)

Loss before provision for income taxes	(912,444)	(492,996)	(2,325,354)	(1,457,697)

Provision for income taxes	-	-	-	-

Net loss	$(912,444)	$(492,996)	$(2,325,354)	$(1,457,697)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.06)

Basic and diluted weighted average
common shares outstanding	25,582,242	23,705,594	24,751,412	23,712,139

See accompanying summary of accounting polices and notes to unaudited condensed consolidated financial statements.

Brendan Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(2,325,354)	$(1,457,697)
Adjustments to reconcile net loss
to cash used in operating activities:
Amortization and depreciation	55,876	31,650
Stock option compensation	40,668	58,426
Intrinsic value of warrant exercises	22,800	-
Amortization of warrants	235,737	-
Amortization of debt discount	243,406	101,417
Amortization of financing costs	-	45,909
Amortization of warrant valuation issued for services	-	7,598
Provision for uncollectible receivables	-	1,000
Changes in assets and liabilities:
Accounts receivable	22,304	(19,382)
Prepaid expense and other assets	79,679	(30,310)
Accounts payable	86,509	(158,451)
Accrued liabilities	363,672	136,867
Deferred revenue	299	35,510
Net cash used in operating activities	(1,174,404)	(1,247,463)
Investing activities:
Purchase of property and equipment	(9,956)	(112,507)
Net cash used in investing activities	(9,956)	(112,507)
Financing activities:
Principal payments of lease obligations	(5,687)	(4,718)
Principal payments on notes payable in default	-	(125,000)
Principal payments on notes payable	(100,000)	-
Proceeds from issuance of secured bridge loan	600,000	-
Proceeds from issuance of notes payable	213,000	-
Proceeds from exercise of warrants	461,250	-
Proceeds from issuance of 8% convertible debentures,
net of costs	-	1,447,500
Net cash provided by financing activities	1,168,563	1,317,782
Net increase in cash and cash equivalents	(15,797)	(42,188)
Cash and cash equivalents, beginning of year	85,016	149,512
Cash and cash equivalents, end of period	$69,219	$107,324

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$96,579	$87,379
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Cancellation of stock	$-	$8,957
Debt discount on 8% convertible debentures	$-	$572,698
Warrants exercised for services	$60,000	$-

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiary. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the financial statements and notes thereto included in the Brendan Technologies, Inc. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning July 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the March 31, 2007 financial statements in order for them to conform to the March 31, 2008 presentation. Such reclassifications have no impact on our financial position or results of operations.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2- Going Concern

Going Concern

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2008 and the year ended June 30, 2007, the Company incurred net losses of $2,325,354 and $2,110,698, respectively, and had an accumulated deficit of $10,677,761 and $8,352,407, at March 31, 2008 and June 30, 2007, respectively. In addition, as of March 31, 2008, the Company had a working capital deficit of $4,238,106 and is in default on $238,906 of debt and interest. The
Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s Plans

Management's plans to eliminate the going concern situation include, but are not limited to, the following:

•  Obtain additional equity or debt financing from investors.

•  Increase revenue from the sale of its software. The Company is anticipating to release an upgraded version of its software during the next six months that will address customer enterprise level requirements.

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

For the nine months ended March 31, 2008 and 2007, the following common equivalent shares were excluded from the computation of loss per share since their effects are anti-dilutive.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	March 31,
	2008	2007

Convertible debentures	4,055,000	3,385,000
Options	5,522,100	4,685,000
Warrants	6,024,667	7,470,667
Total	15,601,767	15,540,667

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4-  Notes Payable and Secured Bridge Loan

Notes payable in default consisted of the following:

	March 31,	June 30,
	2008	2007

Two unsecured, senior subordinated
notes payable, due on various dates on or before
September 2004, bearing interest at 8% per annum.	$130,000	$130,000

The above notes which were not converted as part of the reverse merger remain in default.

In July 2007, we issued secured bridge loans with a face value of $600,000 ($555,000 net of costs) to a group of five investors. The loans are due nine months from the date of issuance and interest is payable monthly in cash at the rate of 15% per annum. The bridge loans are secured by all of our assets. In addition, in July 2007, we issued warrants exercisable into up to 690,000 common stock purchase shares to the investors and individuals who assisted in the transaction. In February 2008, we issued an additional 966,000 warrant shares to these investors as a result of price protection provisions contained in their financing agreements.

The price protection provisions were triggered when a rights offering was extended at a reduced price of $0.25 per share. Per the terms of warrants held by the investors, the accumulative number of warrant shares was increased from 690,000 warrant shares to 1,656,000 warrant shares and the exercise price per share was reduced from $0.60 per share to $0.25 per share leaving the accumulative exercise value constant at $414,000. There were no similar terms in any other outstanding warrant agreement. See Subsequent Event, Note 9, for a discussion of a forbearance agreement related to the secured bridge loans.

During the third quarter ended March 31, 2008, we issued notes with an accumulative face value of $213,000 to a group of seven investors including three investors who are officers and/or directors of the Company. The notes are due four months from the date of issuance and interest accrues at the rate of 15% per annum and will be paid in cash at maturity. In addition, we issued 213,000 common stock purchase warrants exercisable at $0.25 per share for five years.

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5- Accrued Wages and Vacation

Accrued wages and vacation consist of the following:

	March 31,	June 30,
	2008	2007

Wages deferred from 1999-2004	$687,527	$687,527
Payroll taxes due on deferred 1999-2004 wages	84,503	84,503
Current year wages deferred	140,222	-
Payroll taxes due on current year wages deferred	18,493	-
Accrued vacation	90,473	68,827
	$1,021,218	$840,857

During the three and nine months ended March 31, 2008, employees received stock options exercisable for five years into up to 93,100 shares of the Company’s common stock with an exercise price of $0.25 per share in exchange for deferring a portion of their wages until cash flow supports repayment of these wages.

Note 6- 8% Convertible Debentures

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

Warrants. Concurrent with the issuance of the convertible debentures, we issued to the debenture holders warrants to purchase shares of our common stock. These warrants are exercisable for one to five years from the date of issuance at exercise prices ranging from $0.60 to $1.00 per share. See the Equity Transactions, Note 7, for a discussion of a rights offering that effected the exercise of these warrants.

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

The following table presents the status, as of March 31, 2008 and June 30, 2007, of our convertible debentures:

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
	As of
	March 31, 2008	June 30, 2007

Convertible debentures issued	$2,027,500	$2,027,500
Less debt discount	(290,250)	(533,656)

	1,737,250	1,493,844
Less current portion	(1,467,663)	(115,822)

Long term portion	$269,587	$1,378,022

Current issued to related parties	$144,372	$91,812
Long term issued to related parties	$-	$34,154

Maturity dates of outstanding
convertible debentures

March 2009	$1,692,500	$125,000
March 2010	335,000	1,902,500
	$2,027,500	$2,027,500

Note 7- Equity Transactions

In October 2007, we extended a rights offering to our existing warrant holders, whereby, through November 10, 2007, at the sole election of the warrant holder, any outstanding warrant could be exercised at $0.25 per share. As a result of this rights offering, warrants with original exercise prices ranging from $.60 to $1.00 per share were exercised at $0.25 per share for the purchase of 1,845,000 shares of our common stock resulting in proceeds of $461,250. The difference between the closing price of our common stock on the date of exercise and $0.25, $22,800, is being reflected as additional non-cash interest during the nine months ended March 31, 2008.

We recorded additional paid in capital and non-cash compensation expense for stock options issued to employees and consultants of $40,668 for the nine months ended March 31, 2008. Also, we recorded additional paid in capital of $103,619 related to warrants issued as a result of receiving secured bridge loans and notes during the nine months ended March 31, 2008.

During the quarter ended March 31, 2008, we recorded additional paid in capital and non-cash interest expense of $132,118 related to price protection for previously issued warrants.

During the quarter ended March 31, 2008, a warrant was exercised into 240,000 shares of common stock in exchange for services valued at $60,000.

The significant assumptions used in the Black-Scholes model to estimate the compensation and interest expense for the issuance of stock options and warrants during the three and nine months ended March 31, 2008 are as follows:

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months	Nine Months

Expected term of options and warrants	5 years	5 years

Expected volatility	43%	42% - 43%

Expected dividends	None	None

Risk-free interest rate	2.55-2.87%	2.55% - 5.03%

Forfeitures	0%	0%

A summary of the options outstanding follows:

	For the Nine Months Ended
	March 31, 2008
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	4,975,000	$0.41
Granted	593,100	0.59
Cancelled	(46,000)	0.64
Exercised	-	-
Outstanding at end of the period	5,522,100	0.43

Exercisable at end of the period	4,922,100	$0.40

Weighted average fair value of options
granted during the period		$0.07

As of March 31, 2008, the unamortized portion of stock compensation expense on all existing stock options was $51,314.

A summary of warrants outstanding follows:

	For the Nine Months Ended
	March 31, 2008
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	8,660,667	$0.88
Granted	1,869,000	0.25
Cancelled	(2,420,000)	1.00
Exercised	(2,085,000)	0.25
Outstanding at end of the period	6,024,667	0.64

Exercisable at end of the period	6,024,667	$0.64

BRENDAN TECHNOLOGIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8- Income Taxes

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three or nine months ended March 31, 2008.

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

Note 9 - Subsequent Event

In April 2008, we entered into a Forbearance Agreement with the secured note holders whereby the maturity date of the bridge loans aggregating $600,000 was extended to June 9, 2008, the default interest rate of 22% per annum is being accrued from February 1, 2008 to the payment date, and an accumulative 225,000 shares of restricted common stock was issued to the note holders.

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

2. Going Concern
These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2008 and the year ended June 30, 2007, the Company incurred net losses of $2,325,354 and $2,110,698, respectively, and had an accumulated deficit of $10,677,761 and $8,352,407, at March 31, 2008 and June 30, 2007, respectively. In addition, as of March 31, 2008, the Company had a working capital deficit of $4,238,106 and is in default on $238,906 of debt and interest. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Selected Financial Information

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)%
Statements of Operations
Revenues	$132,264	$164,888	$(32,624)	-19.8%

Selling expenses	26,952	10,608	16,344	154.1%
Research and development	135,677	126,582	9,095	7.2%
General and administrative
expenses	476,632	392,648	83,984	21.4%
Interest expense	405,447	128,046	277,401	216.6%
Total expenses	1,044,708	657,884	386,824	58.8%

Net (loss)	$(912,444)	$(492,996)	$419,448	85.1%

Net (loss) per basic and
diluted share	$(0.04)	$(0.02)	$0.02	100.0%

Revenues

Revenues for the quarter ended March 31, 2008 decreased $32,624, 19.8%, to $132,264 compared to $164,888 for the quarter ended March 31, 2007. The primary reason for the revenue decrease was an approximate $27,000 decrease in the sale of our existing StatLIA software plus an approximate $6,000 decrease in training, maintenance and support related to our software. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the second half of calendar year 2008.

Selling Expenses

Selling expenses increased by $16,344, 154.1%, to $26,952 for the three months ended March 31, 2008 from $10,608 for the three months ended March 31, 2007. This increase was primarily due to a write down in anticipated commission expense of approximately $17,000 the previous fiscal year quarter.

Research and Development Expenses

Research and development expenses increased by $9,095, 7.2%, to $135,677 for the three months ended March 31, 2008 from $126,582 for the three months ended March 31, 2007. This increase was primarily due to an increase in software engineers to complete the upgrade of our StatLIA software to an enterprise version.

General and Administrative Expenses

General and administrative expenses increased by $83,984, 21.4%, to $476,632 for the quarter ended March 31, 2008 from $392,648 for the quarter ended March 31, 2007. The primary reasons for the increase were approximately $57,000 increase in personnel to ramp up for the anticipated release of our StatLIA software to an enterprise version during the second half of calendar year 2008 and approximately $27,000 related to an increase in consulting expenses compared to the previous fiscal year quarter when we recorded a write down in anticipated consulting expenses.

Interest Expense

Interest expense increased by $277,402, 216.6% increase, to $405,447 for the quarter ended March 31, 2008 from $128,046 for the quarter ended March 31, 2007. The primary reason for the increase in interest was a result of the issuance of 8% convertible debentures, additional notes payable and the issuance of secured bridge loans.

Nine months Ended March 31, 2008 Compared to Nine months Ended March 31, 2007

Selected Financial Information

	Nine Months Ended March 31,		Increase
	2008	2007	(Decrease)%
Statements of Operations
Revenues	$499,072	$387,536	$111,536	28.8%

Selling expenses	105,374	58,570	46,804	79.9%
Research and development	381,406	325,026	56,380	17.3%
General and administrative
expenses	1,421,728	1,160,487	261,241	22.5%
Interest expense	915,918	301,150	614,768	204.1%
Total expenses	2,824,426	1,845,233	979,193	53.1%

Net (loss)	$(2,325,354)	$(1,457,697)	$867,657	59.5%

Net (loss) per basic and
diluted share	$(0.09)	$(0.06)	$0.03	50.0%

Revenues

Revenues for the nine months ended March 31, 2008 increased $111,536, 28.8%, to $499,072 compared to $387,536 for the nine months ended March 31, 2007. The primary reason for the revenue increase was an approximate $58,000 increase in the sale of our existing StatLIA software and an approximate $46,000 increase in sales of packages used to validate our software. We anticipate that revenue will decline for the next quarter as our customers are anticipating the release of our upgraded version of the StatLIA software to an enterprise level during the second half of calendar year 2008.

Selling Expenses

Selling expenses increased by $46,804, 79.9%, to $105,374 for the nine months ended March 31, 2008 from $58,570 for the nine months ended March 31, 2007. This increase was primarily due to the increase in our sales force and an increase in selling commission expense as a result of the increased revenue during the current fiscal year.

Research and Development Expenses

Research and development expenses increased by $56,380, 17.3%, to $381,406 for the nine months ended March 31, 2008 from $325,026 for the nine months ended March 31, 2007. This increase was primarily due to an increase in software engineers to complete the upgrade of our StatLIA software to an enterprise version.

General and Administrative Expenses

General and administrative expenses increased by $261,241, 22.5%, to $1,421,728 for the nine months ended March 31, 2008 from $1,160,487 for the nine months ended March 31, 2007. The primary reasons for the increase were approximately $205,000 increase in personnel to ramp up for the anticipated release of our StatLIA software to an enterprise version during the first half of calendar year 2008 and approximately $58,000 related to travel and trade show presentations.

Interest Expense

Interest expense increased by $614,768, 204.1% increase, to $915,918 for the nine months ended March 31, 2008 from $301,150 for the nine months ended March 31, 2007. The primary reason for the increase in interest was a result of the issuance of 8% convertible debentures, notes payable and secured bridge loans.

Capital Resources

	As of		Increase
	March 31, 2008	June 30, 2007	(Decrease)
Working Capital

Current assets	$204,603	$250,218	$(45,615)
Current liabilities	4,442,709	1,929,861	2,512,848
Working capital deficit	$(4,238,106)	$(1,679,643)	$2,558,463

Long-term debt	$269,980	$1,381,629	$(1,111,649)

Stockholders' deficit	$(4,380,864)	$(2,875,965)	$1,504,899

	Nine Months Ended March 31,		Increase
	2008	2007	(Decrease)
Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(1,174,404)	$(1,247,463)	$(73,059)
Investing activities	$(9,956)	$(112,507)	$(102,551)
Financing activities	$1,168,563	$1,317,782	$(149,219)

	As of		Increase
	March 31, 2008	June 30, 2007	(Decrease)
Balance Sheet Select Information

Cash and cash equivalents	$69,219	$85,016	$(15,797)

Accounts receivable	$52,979	$75,283	$(22,304)

Accounts payable and accrued expenses	$1,819,533	$1,382,875	$436,658

Liquidity

Brendan has historically financed its operations through debt and equity financings. At March 31, 2008, we had cash holdings of $69,219, a decrease of $15,797 compared to June 30, 2007. Our net working capital deficit at March 31, 2008, was $4,238,106 compared to $1,679,643 as of June 30, 2007.

These financial statements have been prepared on a going concern basis. However, during the nine months ended March 31, 2008 and the year ended June 30, 2007, the Company incurred net losses of $2,325,354 and $2,110,698, respectively, and had an accumulated deficit of $10,677,761 and $8,352,407, at March 31, 2008 and June 30, 2007, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Since inception, the Company has satisfied its capital needs through debt and equity financings. During the nine months ended March 31, 2008, the Company issued $555,000 of 15% secured bridge loans, net of costs amounting to $45,000 and $213,000 of 15% notes payable.

Management plans to continue to provide for its capital needs during the twelve months ending March 31, 2009, by increasing sales through the continued development of its products and by debt and/or equity financings. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning July 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning July, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we issued common stock and common stock purchase warrants as follows:

		Number of
		Common Shares	Source of
Shareholder	Date of Issuance	Issued	Payment
Dian Griesel	3/19/2008	240,000	Services

Warrant Holder	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Lowell Giffhorn	1/29/2008	50,000	$0.25	1/29/2013
Theo Vermaelen	2/12/2008	20,000	$0.25	2/12/2013
John Dunn II	2/12/2008	8,000	$0.25	2/12/2013
James and Josephine Zolin	3/26/2008	25,000	$0.25	3/26/2013
Victor Gabourel	3/26/2008	50,000	$0.25	3/26/2013
Anthony Wayne Opperman	3/26/2008	50,000	$0.25	3/26/2013
Jerome Chrobak	3/26/2008	10,000	$0.25	3/26/2013
Little Bear Investments, LLC	2/28/2008	140,000	$0.25	2/28/2013
The Kybartai Trust	2/28/2008	140,000	$0.25	2/28/2013
Iroquois Master Fund, Ltd.	2/28/2008	350,000	$0.25	2/28/2013
Eugene and Natalie Ciner	2/28/2008	14,000	$0.25	2/28/2013
Zachary Prensky	2/28/2008	196,000	$0.25	2/28/2013
Midtown Partners LLC	2/28/2008	84,000	$0.25	2/28/2013
Michael Morrisett	2/28/2008	42,000	$0.25	2/28/2013

Dian Griesel is a principal in The Investor Relations Group, IRG, who provides us with investor relation services. The common stock issued was a result of Ms. Griesel exercising a warrant at $0.25 per share, or $60,000, in exchange for a like amount of investor services to be provided by IRG.

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

There were no proceeds received from the issuance of the above securities.

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

BRENDAN TECHNOLOGIES, INC a Nevada corporation

Date: May 15, 2008	By:	/s/ JOHN R. DUNN II

Chief Executive Officer

(Principal Executive and duly authorized to sign on behalf of the Registrant)